Form 10-K
period 1999-12-31
METASOLV SOFTWARE INC
filed 2000-03-29
CIK 916704

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

                        Commission File Number 0-17920

                            METASOLV SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-2436509
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                             5560 Tennyson Parkway
                              Plano, Texas 75024
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (972) 403-8300

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $.005
                               (Title of class)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 29, 2000 was approximately $1,131,000,000, based upon the last reported sales price on such date. On February 29, 2000, there were 34,996,600 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 16, 2000 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 28, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            METASOLV SOFTWARE, INC.

                                 1999 FORM 10-K

                               TABLE OF CONTENTS

 Item                              Description                             Page
 ----                              -----------                             ----

                                     PART I

   1   Business..........................................................    1
   2   Properties........................................................   18
   3   Legal Proceedings.................................................   18
   4   Submission of Matters to a Vote of Security Holders...............   18

                                     PART II

   5   Market for the Company's Common Equity and Related Stockholder
        Matters..........................................................   18
   6   Selected Financial Data...........................................   19
   7   Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   20
   7a  Quantitative and Qualitative Disclosures about Market Risk........   23
   8   Financial Statements and Supplementary Data.......................   24
   9   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................   40

                                    PART III

  10   Directors and Executive Officers of the Registrant................   41
  11   Executive Compensation............................................   41
  12   Security Ownership of Certain Beneficial Owners and Management....   41
  13   Certain Relationships and Related Transactions....................   41

                                     PART IV

  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...   42

                                    PART I

Item 1. Business

General

  We are a leading provider of software designed to make it easier for emerging competitive communications service providers to take, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long-distance telephone services, high-speed data services and Internet services, often as a bundled offering. We derive substantially all of our revenue from the sale of licenses, related professional services, and maintenance and support of our Telecom Business Solution(TM), or TBS(TM), packaged software to these convergent communications service providers.

  We are focused on creating open and flexible software to help communications service providers take orders and fulfill those orders more efficiently in today's complex communications environment. These complexities result from regulatory changes and technological innovations. The regulated break-up of the communications network beginning with the divestiture of AT&T and continuing with the Telecommunications Act of 1996 enabled competition for access to long-distance and local phone service. In early 1994 we began to build order processing, management and fulfillment software focused on simplifying and improving the ordering process necessary to connect local telephone networks to those of the long-distance providers. As a result of the Telecommunications Act of 1996, we expanded our product line to address the needs of communications service providers involved in the resale and wholesale of local and long-distance services. Our software, which was developed from the outset as a standardized package rather than a custom solution, is designed to automate and simplify the fulfillment of a variety of local and long-distance communications services across interconnected networks.

  The rapid introduction of communications technologies designed to bring faster, cheaper communications services to homes and businesses has created additional complexities in service fulfillment. In early 1997, we expanded our TBS software to support order processing, management and fulfillment for service providers offering voice and data communications services over high-speed networks. Demand for faster, cheaper services is driven primarily by the unprecedented growth in the Internet as a communications medium. With the rapid emergence of the Internet, we enhanced our TBS software in 1998 and 1999 to support order processing and fulfillment of Internet-based services.

  The combination of deregulation and advances in technology necessitate extensive coordination in the order fulfillment process--both coordination between communications service providers whose networks must interconnect in order to establish service to the customer, and between different communications technologies that must work together to carry the communications service. Traditional software systems, unlike our TBS software, were not designed to manage the complexities of a variety of communications services delivered over a diverse network spanning multiple communications service providers. Consequently, the new competitive service providers needed non-traditional software systems like ours to handle rapidly changing market and technology demands.

  We have become a leading provider of order processing, management and fulfillment software by continually enhancing our software to manage the complexities of providing multiple communications services over a diverse, interconnected network. We currently have approximately 70 customers representing all facets of the communications industry. Our customers include communications service providers competing in local-service markets, such as Allegiance Telecom and GST Telecommunications; operators of the large, high-speed networks that sell network capacity to other service providers or sell high-speed communications services directly to customers, such as Qwest Communications and Williams Communications; new service providers that specialize in providing data-communications services, such as HarvardNET and GTE Global Networks Infrastructure; incumbent communications service providers, such as GTE and ALLTEL; and the emerging long-distance operations of companies such as BellSouth and Ameritech.

  MetaSolv Software, Inc. was originally incorporated as Omnicase, Inc. in Delaware on July 6, 1992. Our principal executive offices are located at 5560 Tennyson Parkway, Plano, Texas 75024 and our telephone number is (972) 403-8300. Our Web site is www.metasolv.com. The information on our Web site is not incorporated by reference into this Form 10-K.

The Company's Products

  Our TBS software addresses a service provider's needs and requirements with a flexible design that can scale, or grow along with their expanding business operations. Our TBS software consists of a set of integrated subsystems: order management, service provisioning, network inventory and design, customer care and trouble management. These subsystems are coordinated by a common data management and workflow management subsystem. The entire set of subsystems is supported by a set of open application programming interfaces and gateways that enable the electronic exchange of information between TBS software and other systems. As shown in the diagram below, each subsystem supports a critical aspect of a service provider's business from order management and customer care to service provisioning, network inventory and design and trouble management:

                       [WORK & DATA MANAGEMENT DIAGRAM]

                           Telecom Business Solution

  A communications service provider can extend each subsystem by using add-on software modules to tailor the TBS software to support unique products and services. These modules support a variety of communications services including resale and wholesale voice, data and Internet services, as well as network technologies, including broadband, wireless, optical networks and digital subscriber line (DSL).

  One critical function provided by our TBS software design is information management. By making information more accessible and reliable, our TBS software enables a service provider to manage its business more efficiently, to provide more services with the highest possible quality, and to deliver superior customer care. The work management design integrates the subsystems, allowing work to flow electronically across the service provider's organization while providing ready access to performance and resource usage information. Our integrated approach provides comprehensive support for current and emerging services, network technologies and evolving business processes.

 Order Management

  TBS software's order management subsystem enables the service provider to manage the complete service delivery process, which often involves several kinds of orders or transactions within a service provider's own organization, as well as between different service providers. Our order management subsystem supports resale, retail or wholesale orders for local or long-distance voice, data and Internet services.

 Service Provisioning

  The service provisioning subsystem helps the service provider design, configure and assign inventory to fulfill even the most complex services, whether through owned, leased or future communications network facilities. It includes automated circuit-design capabilities to assure the fulfillment of services according to the service provider's specifications. Through the service provisioning subsystem, the service provider can deliver the wide range of services that today's sophisticated customer requires, from traditional voice to high-speed data and Internet-based technologies.

 Network Inventory and Design

  The network inventory and design subsystem enables service providers to manage large communications networks, while also giving them the flexibility to manage new as well as traditional technologies. This subsystem presents the geographical, electrical, physical and logical dimensions of the network in a single, cohesive view for service providers. In addition, this subsystem supports the ability to manage past, present and future views of network inventory--whether that inventory is owned or leased. A set of administration and design modules work together to present this view, and these modules provide an integrated tool for building and managing today's complex networks.

 Customer Care

  One of the key aspects of our TBS software design is that it provides a view of the customer from numerous perspectives, all of which are important to managing and strengthening the service provider's relationship with that customer. For instance, bills are more accurate because the information passed to the billing system is tightly integrated with information about other tasks associated with the customer's service order. As each task is completed, the relevant information goes automatically to the billing system. Because all aspects of customer information are available in a single design, the people who interact with the customer, such as the customer-service representative, sales person, or repair technician, are able to see the entire customer service history.

 Trouble Management

  Effective trouble management requires integrated information; information about the service provider's network, about its customers and about the services the network delivers to those customers. By linking TBS software's trouble management subsystem with the order management, service provisioning and network design subsystems, our software gives the service provider a single comprehensive view of its customers, the services that each receives and the way those services are provided. As a result, when a customer service representative is dealing with a trouble incident, he can see immediately a customer's past and current services, as well as services that are in the process of being installed, along with the relevant technical design details and trouble history.

 Work Management

  The work management subsystem brings all of the TBS software subsystems together, enabling work to flow electronically across the service provider's organization. This flow makes it possible for service providers to analyze how various business processes are being performed and related resource utilization. The foundation of workflow management is the ability to design customized service fulfillment plans detailing all the tasks to satisfy the customer's request for service. These fulfillment plans organize and manage the flow of tasks, both electronic and manual, according to the service provider's business processes. The work management subsystem coordinates related service requests, to achieve the most efficient completion of the tasks across multiple fulfillment plans. By providing a comprehensive look at where the customer's request for service is in the process, the subsystem enables customer service representatives to deliver exceptional customer care and service.

 Data Management

  The data management subsystem makes the information the service provider needs to manage its entire operation more accessible and useful. This subsystem maintains all industry, corporate and other reference data required to assure quality and integrity throughout the business processes in a central repository. Central data management means that service provider personnel enter information only once, and that such information is accessible from all appropriate areas of the TBS software application, including gateways and interfaces with third-party systems.

 Application Programming Interface and Gateway Management

  Our TBS software is based on an open design that allows the electronic exchange of information between the TBS software and other systems within the service provider's organization as well as with external trading or service partners' systems. This electronic exchange of information occurs through our interfaces, commonly referred to as application programming interfaces. In addition to open interfaces, we also offer gateways. These gateways are interfaces that have been extended and customized to perform a specific function such as pass information to a billing system.

Technology

  We have developed the TBS software on a tiered client/server platform designed to be reliable and to scale along with a service provider's expanding operations. The three tiers of our TBS software design are as follows:

  . User Interface Tier: includes the client-based graphical user interface presentation services, which run on a browser or Windows, Windows NT, or Windows 95/98. Some client-side application logic also resides on this tier.

  . Application Server Tier: includes the business logic in components running on Microsoft Transaction Server. These business logic and database access objects enable us to build different graphical user interfaces with the same business logic code. In addition, application programming interfaces give our customers and partners access to these components. Open and fully-documented application programming interfaces make it possible to customize and integrate the TBS software with existing customer, partner and third-party software applications. We introduced the Web Server, which allows our customers to offer self-service application interfaces via the Internet, in January 2000.

  . Data Tier: includes an Oracle relational database management system where all TBS data is stored. We leverage the Oracle database features, and we support operations on any platform supported by Oracle.

  This three-tier technology design provides the following benefits to our customers:

  . Flexibility: Multiple graphical user interfaces enable our customers to select the presentation platform of their choice, as well as to manage the upgrade and internal distribution of the software.

  . Scalability: The TBS software grows easily, from dozens to thousands of users, while simultaneously maintaining high performance levels. Our customers can add multiple servers as needed to any level of the system, generally without service interruption.

  . Data Integrity: The database design preserves data integrity while ensuring fast, efficient transaction-oriented data retrieval methods. As a demonstration of resilience, the database design has remained constant during the life and evolution of other components of the software. This stability provides reusability of the business functionality as new, updated graphical user interfaces are developed.

  . Open Design: Our open, fully-documented application programming interfaces allow our customers and alliance partners to integrate TBS software with existing internal and external software systems.

Professional Services and Support

  We believe that our ability to provide high-quality customer service and support is critical to ensuring long-term customer satisfaction. We have developed a broad array of service offerings to assist our diverse customer base:

 Professional Services

  Our professional services organization provides the expertise necessary to implement our TBS software, assist customers in putting the software into production and to provide maintenance and technical support after the sale. As of December 31, 1999, that organization consisted of 113 people in several cities in the United States and in London, England. We supplement our expertise with that of our systems integration partners who provide expertise on large projects typically involving multiple systems, extensive program management and the development of custom interfaces. We currently have more than 340 consultants in our systems integration partners that are trained in the installation and operation of TBS software.

  Specific service offerings available from our professional services organization include the following developed field tested packages:

  Framework for Success is a set of tools and processes that enable a successful implementation of TBS software and can be targeted to a specific customer's needs. These tools and processes incorporate industry best practices and techniques specific to MetaSolv's expertise and experience and can be tailored on an ongoing basis as a customer's requirements change. By shortening our customer's learning curve and streamlining the TBS implementation cycle, Framework for Success saves time and money.

  QuickStart is a program designed to simplify and speed the implementation of TBS software. It consists of a TBS software database pre-loaded with data such as service fulfillment plans, equipment specifications and products, along with a defined training curriculum for the end user. As a result of this program, TBS can be implemented in fewer than 90 days. Built from knowledge acquired in previous TBS software implementations, the QuickStart program makes maximum use of a customer's resources and shortens service-delivery intervals.

  Rapid Results is a workshop designed to improve the skills of the individuals on the customer implementation team and to streamline the TBS software implementation, primarily by improving business methods and processes. The workshop provides in-depth exposure to TBS software concepts and implementation requirements. Team members learn how and where information is loaded in the TBS software database, and they see demonstrations of best practices for setting up and maintaining TBS software.

 Educational Offerings

  We provide a comprehensive series of classes to our customers, employees and alliance partners so they acquire the knowledge and skills necessary to deploy, use and maintain our software solutions. These classes focus on the technical aspects of our products and on real-world business issues and processes. All classes include lectures, demonstrations, discussions and hands-on use of our software. Classes are held regularly at our training centers in our Plano, Texas headquarters and in our Englewood, Colorado and McLean, Virginia facilities. We also offer Train-the-Trainer programs that enable our customers to conduct their own internal end-user training.

 Maintenance and Technical Support

  Our maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for our products from our headquarters and utilize the Web, telephone and electronic mail to respond to and resolve customers' technical questions. Our automated customer service system tracks each customer's inquiry through complete resolution. With our TBS software, we provide complete documentation, including system administration guides and programming interface-integration guides, as well as online help. Our typical software maintenance agreement has a 12-month renewable term.

Sales and Marketing

 Sales

  We market and sell our software directly through our sales force. To date, we have concentrated our sales efforts on a range of service providers, from small start-ups to large established communications service providers that offer both voice and data services, including Internet-based services.

  Our sales organization consisted of 45 employees as of December 31, 1999, including 16 account executives with quota responsibility. Our direct sales force is organized into two-person account teams, each with an account executive and a sales analyst. After each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through telemarketing, trade shows, seminars, conferences, market research, our Web site, customers, partners and our ongoing public relations program. We qualify each lead and assign an account team to prospective customers. The account team initiates the sales process, which generally involves multiple presentations and software demonstrations to information technology and business users within the prospective customer's organization. Our highly effective "corporate visit program" brings the prospective customer together with executive management, product and service managers, and software architects at our corporate headquarters. These meetings include in-depth software and business discussions, and set the foundation for a comprehensive, close relationship with the resulting new customer. For our typical customer, the elapsed time between initial contact and execution of a license agreement ranges from four to nine months.

  We complement our direct sales force through alliances with systems integrators, complementary software application vendors and hardware/software platform vendors. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We also believe these relationships lend credibility to our technology and help to gain market acceptance of our software and services.

  Most of our sales thus far have been to North American customers. However, because of ongoing privatization and the resulting competition, we believe there is significant demand for new order processing, management and fulfillment products and services outside of North America. We intend to expand our sales and marketing efforts accordingly through a combination of direct sales in selected markets; continued partnerships and the extension of our relationships with existing customers as they expand into international markets.

 Marketing

  We focus our marketing efforts on developing market strategies and product plans, creating awareness of our order processing, management and fulfillment software and generating new sales opportunities. Our product management organization provides direction on target markets and their order processing, management and fulfillment requirements. We base our product strategy on an analysis of market requirements, competitive offerings and projected return on investment. Our product enhancement plans are developed by our product management organization in partnership with our customers, leveraging their communications experience with our market and competitive knowledge. Our customer User Group maintains an active enhancement-ranking process, by which members continually establish priorities for software improvements and evaluate the enhancements we deliver. Our product managers are active in numerous technology and industry forums.

Through these domestic and international forums, we participate in various projects that demonstrate our capability to support world-class packaged order processing, management and fulfillment software.

  In addition, we rely on several marketing activities to create awareness of our TBS software solution and to generate sales opportunities. Through our product marketing and marketing communications functions, we manage and maintain our Web site, publish product-related communications and educational white papers, and conduct seminars and user-group conferences. We also have an aggressive public-relations program and maintain relationships with recognized industry analysts; both are part of an ongoing effort to create awareness of order processing, management and fulfillment solutions and our TBS software in particular. We are an active sponsor of technology-related conferences and demonstrate our product at trade shows targeted at providers of communications services. We also focus on a range of joint marketing strategies and programs with our alliance partners in order to leverage their respective market relationships and resources.

 Alliances and Partnerships

  To optimize delivery of a comprehensive end-to-end solution for our customers, we have established strategic relationships with organizations in three general categories: systems integrators, complementary software application vendors and hardware/software platform vendors.

  Systems Integrators. We use systems-integration alliance partners to provide, jointly or separately, a range of services to our customers. Among our alliance partners are Ernst & Young; ADC Telecommunications; American Management Systems; DMR Consulting Group; Business Edge; Akili Systems Group; Encore Software and Stonebridge Technologies. They install our product at the customer location and often assist us in generating sales leads. Using our Framework for Success tools and processes mentioned above, we have trained more than 340 consultants in these organizations in the implementation and operation of our TBS software.

  Complementary Software Application Vendors. We have joint marketing relationships with several software vendors, which offer products and services that complement our TBS software. Together with these partners, we provide our customers with superior software solutions that combine best-of-breed applications and the efficiency/cost-effectiveness of commercial, off-the-shelf interfaces. Our software partners provide solutions for the operations-support functions which our TBS software does not address; these include customer care and billing, network management and electronic exchange of information between service providers. In addition, we have alliances with other software-integration vendors that provide commercial interfaces between our TBS software and other third-party software systems. Our partners in this area include:

  . Customer Care and Billing--Siebel Systems, Saville Systems, Daleen and Portal Software;

  .  Network Management--Harris, Nortel Networks and Syndesis;

  .  Interconnection Gateways--DSET and Quintessent Technologies; and

  .  Software Integration--Vitria Technology and Crossworlds Software.

  Hardware/Software Platform Vendors. Our technology strategy is to focus exclusively on our core order processing, management and fulfillment package, TBS software. Accordingly, we have formed alliances with leading hardware and software vendors, including Microsoft, Oracle, Iona, Merant and ESRI. We intend to establish additional alliances to support new platforms and functions.

Segment Information and Foreign and Domestic Operations

  The information set forth in Note 11 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

  Teams of development engineers, software architects and product managers are responsible for our research and development efforts. The organization uses a software development process that includes planning and documenting deliverables in advance; rigorously adhering to coding standards; and performing significant performance and function tests. Involving all functional groups at various levels within MetaSolv, this process provides a framework for all the steps necessary to turn concepts into products and to market those products cost-effectively and successfully. In addition, we have recruited development engineers, architects and product managers with experience in order processing, management and fulfillment solutions and other facets of software, along with senior managers experienced in software used by communications service providers.

  Our research and development expenditures totaled approximately:

  .  $17.0 million for the year ended December 31, 1999,

  .  $10.2 million for the year ended December 31, 1998; and

  .  $2.4 million for the year ended December 31, 1997; and

  As of December 31, 1999, 160 employees were engaged in research and development activities.

Competition

  Competition in our markets is intense and involves rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We believe several factors provide MetaSolv with a competitive advantage, including:

  .  the breadth and depth of our software;

  .  the quality and performance of our product;

  .  our high-quality customer service;

  .  our ability to implement and integrate solutions;

  .  the overall value that our software provides to customers; and

  .  the references of our customers.

  Competitors vary in size and scope, in terms of products and services offered. We encounter competition from several vendors, including Telcordia Technology (formerly Bellcore), Lucent Technologies, Architel Systems, Eftia OSS Solutions, Granite Systems and CommTech Corp. We also compete with systems integrators and with the information-technology departments of large communications service providers. We are aware of numerous other communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our TBS software. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software market, and that the market for our products and services will remain intensely competitive.

Software Protection, Service Marks and Patents

  To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. MetaSolv Software, the MetaSolv logo, Telecom Business Solution, TBS, TBS QuickStart, PowerFrame and Rapid Results are trademarks, and MetaSolv is a registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent-protection program. We have filed for patent protection on certain aspects of our software, and we will continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology-leadership position.

  We generally enter into confidentiality and license agreements with our employees, alliance partners and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We license, rather than sell, our TBS software and require our customers to enter into license agreements that restrict their ability to use the software.

  We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Executive Officers

  The executive officers of MetaSolv and their ages as of December 31, 1999, are as follows:

          Name           Age                                  Position
          ----           ---                                  --------
James P. Janicki........  44 President and Chief Executive Officer
Sidney V. Sack..........  54 Chief Operating Officer
Glenn A. Etherington....  45 Chief Financial Officer
Jonathan K. Hustis......  44 Vice President--Business Services, General Counsel and Corporate Secretary
Joseph W. Pollard.......  43 Vice President--Sales
Dana R. Brown...........  34 Vice President--Marketing
Eleanor M. Luce.........  56 Vice President--Services
Glenda J. Akers.........  45 Vice President--Engineering

  James P. Janicki co-founded MetaSolv in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999. He has served as President and a director of MetaSolv since April 1994. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments where he served in many capacities, including as the manager of the Texas Instruments' CASE consulting practice from July 1987 to August 1990 and as the manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry.

  Sidney V. Sack has served as Chief Operating Officer of MetaSolv since March 1999. Mr. Sack also acted as MetaSolv's interim chief financial officer from March 1999 until May 1999. From November 1998 until March 1999, Mr. Sack provided financial and operational consulting services to MetaSolv. From September 1990 to July 1997, Mr. Sack was the Chief Financial Officer of XcelleNet, Inc., a developer of remote and mobile communications management software. In addition, from September 1996 until July 1997, Mr. Sack was the Executive Vice President and Chief Operating Officer of XcelleNet.

  Glenn A. Etherington has served as Chief Financial Officer of MetaSolv since May 1999. Mr. Etherington held various senior management positions at Brite Voice Systems, a leading provider of enhanced communications products and interactive information systems, from August 1988 to May 1999. He was Chief Financial Officer from August 1988 to May 1999, Treasurer from August 1988 to May 1993 and Secretary from May 1993 to May 1999.

  Jonathan K. Hustis has served as General Counsel and Corporate Secretary of MetaSolv since April 1997. He was appointed Vice President--Business Services of MetaSolv in August 1998. Mr. Hustis was at Texas Instruments where he worked in its Corporate Finance Group from November 1995 until April 1997 and as Manager--Business Services in its Information Technology Group (Advanced Information Management and Enterprise Solutions divisions) from September 1989 to November 1995.

  Joseph W. Pollard has served as Vice President--Sales of MetaSolv since February 1997. From July 1992 to February 1997, Mr. Pollard was the Director of Sales, South-Central Region and Director of Sales, International for Tivoli Systems, a provider of systems management software. From September 1989 to July 1992 Mr. Pollard was Manager, International Sales and National Accounts, for Visual Information Technologies, a provider of commercial image processing systems.

  Dana R. Brown joined MetaSolv at its founding in July 1992 and since such time has served in various capacities. She has served as Vice President-- Marketing of MetaSolv since August 1997. Ms. Brown was the business unit manager of MetaSolv's object-oriented component software group from August 1992 to March 1996 and the Director of Marketing from April 1996 to August 1997. From April 1989 to July 1992, Ms. Brown held various consulting positions with Texas Instruments, Advanced Information Management software division. From May 1987 to April 1989, Ms. Brown was a Management Information Systems Consultant with Arthur Andersen, a public accounting firm. Ms. Brown is the wife of Mr. Janicki, our President and Chief Executive Officer.

  Eleanor M. Luce has served as Vice President--Services of MetaSolv since February 1999. From February 1996 to February 1999, Ms. Luce was a Vice President of Professional Services at Sybase, a database software company. From June 1990 to February 1996, Ms. Luce was a Vice President at MCI Network Systems, a developer of network management systems.

  Glenda J. Akers has served as Vice President--Engineering of MetaSolv since March 1999. From September 1998 to March 1999, Ms. Akers was the Vice President of Engineering for WarpSpeed Communications, a developer of high-speed networking products. From March 1996 to March 1998, she was the Vice President of Server Engineering for Sybase, Inc., where she managed the engineering development for Sybase's core product, SQL Server. From February 1990 to March 1996, Ms. Akers was Director--Engineering for Network and Provisioning Systems at MCI Network Systems.

Employees

  We believe that our growth and success is attributable in large part to our high-caliber employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by requiring employees to attend an extensive 80-hour orientation program to learn our technology, the industry we serve and our company values. We intend to continue teaching and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs to continue to motivate and reward our employees. None of our employees is represented by a labor union, and we have not experienced any work stoppages.

  As of December 31, 1999, we had 391 full-time employees of whom:

  .  113 were in professional services;

  .  62 were in sales and marketing;

  .  160 were in research and development; and

  .  56 were in finance, administration and operations.

Forward-Looking Statements

  From time to time, information provided by the company, statements made by its employees or information included in its filings with the Securities and Exchange commission, including this form 10-K report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results". The company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Certain Factors That May Affect Future Results

 The Communications Market is Changing Rapidly, and Failure to Anticipate and React to the Rapid Change Could Result in Loss of Customers or Wasteful Spending

  Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are based on leading technologies and that are capable of adapting to changing technologies, industry standards and customer preferences. If we are unable to successfully respond to these technological developments or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

  New technologies, services or standards could require significant changes in our business model, development of new products or provision of additional services. New products and services may be expensive to develop and may result in the introduction of additional competitors into the marketplace. Furthermore, if the overall market for order processing, management and fulfillment software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and operating results and financial condition could be materially adversely affected.

 The Communications Industry is Experiencing Consolidation, Which May Reduce the Number of Potential Customers for Our Software

  The communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communications companies have strengthened their purchasing power, which could create pressure on the prices we charge and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose customers as a result of industry consolidation.

 Competition from Larger, Better Capitalized or Emerging Competitors for the Communications Products and Services that We Offer Could Result in Price Reductions, Reduced Gross Margins and Loss of Market Share

  Competition in the communications products market is intense. We compete against other companies selling communications software and services, and against the in-house development efforts of our customers. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors, and increased competition could result in price reductions, reduced gross margins and loss of market share.

  Competitors vary in size and scope, in terms of products and services offered. We encounter competition from several vendors, including Telcordia Technology (formerly Bellcore), Lucent Technologies, Architel Systems, Eftia OSS Solutions, Granite Systems and CommTech Corp. We also compete with systems integrators and with the information-technology departments of large communications service providers. We are aware of numerous other communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our TBS software. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software market, and that the market for our products and services will remain intensely competitive.

  Many of our current competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic alliances and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote more resources to the development, promotion and sale of their products and services than we can. To the extent that our competitors offer customized products that are competitive with our more standardized product offerings, our competitors may have a substantial competitive advantage, which may cause us to lower our prices and realize lower margins.

  Current and potential competitors also have established or may establish cooperative relationships among themselves or with others to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop products and services that are superior to, or have greater market acceptance than, the products and related services that we offer.

 If the Internet and Internet-Based Services Cease Growing, Demand for Our Products May Fall

  Our success depends heavily on the Internet being accepted and widely used as a medium of commerce and communication. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our core customers. Rapid growth in the use of the Internet and on-line services is a recent phenomenon, and it may not continue. If use of the Internet does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

 Changes in Communications Regulation Could Adversely Affect Our Customers and May Lead to Lower Sales

  Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect our existing and potential customers could lead them to spend less on order processing, management and fulfillment software, which would reduce our revenues, which could seriously affect our business and financial condition.

 We Have a Limited Operating History with Inconsistent Profitability, which Makes Our Future Operating Results Uncertain

  We were founded in July 1992 and began development of order processing, management and fulfillment software in early 1994. Accordingly, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new, rapidly evolving and highly competitive markets. To address these risks, we must respond effectively to competition, continue to attract, retain and motivate qualified personnel and continue to improve our products. Although we achieved profitability in 1999, we had a net loss in 1998, following three years of only limited profitability. Our operating losses and marginal profitability have been due largely to the commitment of significant resources to our research and development, sales and marketing and professional services organizations. We expect to devote additional resources to these areas and, as a result, will need to continue increasing our quarterly revenues to maintain profitability. Although our revenues have increased in recent periods, we cannot be certain that our revenues will grow at past rates or that we will sustain profitability on a quarterly or annual basis in the future.

 We Have Relied and Expect to Continue to Rely on Sales of Our Telecom Business Solution Product for Our Revenue

  We currently derive all of our revenue from the licensing, related professional services and maintenance and support of our Telecom Business Solution software product. We expect that we will continue to depend on revenue related to new and enhanced versions of our TBS software for the foreseeable future. We cannot be certain that we will be successful in upgrading and marketing our TBS software or that we will successfully develop and market new products or services. Any failure to continue to increase revenue related to our TBS software or to generate revenue from new products and services would adversely affect our operating results and financial condition.

 We Rely on a Limited Number of Customers for a Significant Portion of Our
Revenue

  We currently derive, and we expect to continue to derive, a significant portion of our revenue through large financial commitments by a limited number of customers. In 1999, our ten largest customers accounted for approximately 44% of our total revenues, with Qwest Communications accounting for 13% of the total. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. To the extent that any major customer terminates its relationship with us, our revenue could decline significantly.

 If We Fail to Accurately Estimate the Resources Necessary to Complete Any Fixed-Price Contract, Or If We Fail to Meet Our Performance Obligations, We May Be Required to Absorb Cost Overruns and We May Suffer Losses On Projects

  In addition to time and materials contracts, we have periodically entered into fixed-price contracts for software implementation, and we may do so in the future. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on such a project, which would negatively impact our operating results. On occasion we have been required to commit unanticipated additional resources to complete projects. We may experience similar situations in the future. In addition, for specific projects, we may fix the price before the requirements are finalized. This could result in a fixed price that turns out to be too low, which would cause us to suffer a loss on the project that would negatively impact our operating results.

 Our Quarterly Operating Results Have Varied Significantly and May Cause Our Stock Price to Fluctuate

  Our quarterly operating results have varied significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

  . The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

  . Our customers' willingness to buy, rather than build, order processing, management and fulfillment software;

  . The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

  . The introduction of new communications services and our ability to react quickly compared to our competitors;

  . Our ability to manage costs, including costs related to professional services and support services costs;

  . The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

  .  Costs related to possible acquisitions of other businesses;

  . Our ability to collect outstanding accounts receivable from very large product licenses;

  . Innovation and introduction of new technologies, products and services in the communications and information technology industries; and

  .  Costs related to the expansion of our operations.

  We forecast the volume and timing of orders for our operational planning, but these forecasts are based on many factors and subjective judgments, and we can not assure their accuracy. We have hired and trained a large number of personnel in core areas, including product development and professional services, based on our forecast of future revenues. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, failure to generate revenue according to our expectations in a particular quarter could have an immediate negative effect on results for that quarter.

  Our quarterly revenue is largely dependent upon orders booked and delivered during that quarter. We expect that our sales will continue to involve large financial commitments from a relatively small number of customers. As a result, the cancellation, deferral, or failure to complete the sale of even a small number of licenses for our products and related services may cause our revenues to fall below expectations. Also, we have often booked a large portion of our quarterly sales in the last month of any given quarter. This sales pattern is caused by our quarterly incentive compensation programs and customer purchasing patterns driven by quarterly capital expenditure budgets. Accordingly, delays in the completion of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

  Some contracts for software licenses may not qualify for revenue recognition upon product delivery. Revenue may be deferred when there are significant elements required under the contract that have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. With these uncertainties we may not be able to predict accurately when revenue from these contracts will be recognized.

 In Order to Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Expand Our Sales and Distribution Capabilities

  We must expand our direct and indirect sales operations to increase market awareness of our products and to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with systems integrators and other third-party resellers to build an indirect sales channel. Failure to expand these sales channels could adversely affect our revenues and operating results. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

 We Depend on Certain Key Personnel, and the Loss of Any Key Personnel Could Affect Our Ability to Compete

  We believe that our success will depend on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining business contacts with our customers. Our senior management team and key technical personnel would be very difficult to replace and the loss of any of these key employees could seriously harm our business. In addition, we currently do not have non-compete agreements in place, and if any of these key employees were to join a competitor or form a competing company, some of our customers might choose to use the products or services of that competitor or of a new company instead of ours.

 Our Ability to Attract, Train and Retain Qualified Employees is Crucial to Results of Operations and Future Growth

  As a company focused on the development, sale and delivery of software products and related services, our personnel are our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, communications business process experts, systems analysts, trainers, writers, consultants and sales and marketing professionals of various experience levels. Skilled personnel are in short supply, and this shortage is likely to continue. As a result, competition for these people is intense, and the industry turnover rate for them is high. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business.

 Our Future Success Depends on Our Continued Use of Strategic Relationships to Implement and Sell Our Products

  We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers. We rely on these third parties to assist our customers and to lend expertise in large scale, multi-system implementation and integration projects, including overall program management and development of custom interfaces for our product. Should these third parties go out of business or choose not to provide these services, we may be forced to develop those capabilities internally, incurring significant expense and adversely affecting our operating margins. In addition, we have derived and anticipate that we will continue to derive, a significant portion of our revenues from customers that have established relationships with our marketing and platform alliances. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of marketing and platform alliances.

 Our Planned International Operations May Be Difficult and Costly

  To date, international revenues have been minimal. We intend, however, to expand our operations in the future by opening more international offices and will need to devote significant management and financial resources for our international expansion. In particular, we will have to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for these people is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the communications infrastructure in foreign countries may be different than the communications infrastructure in the United States. If we are unable to expand our international operations successfully and in a timely manner, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

  Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

  .  Longer payment cycles;

  .  Problems in collecting accounts receivable;

  .  The impact of recessions in economies outside the United States;

  .  Unexpected changes in regulatory requirements;

  .  Higher levels of regulation specific to the communications industry;

  . Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

  .  Barriers to the repatriation of capital or profits;

  .  Fluctuations in currency exchange rates;

  .  Restrictions on the import and export of certain technologies;

  .  Lower protection for intellectual property rights;

  . Seasonal reductions in business activity during the summer months, particularly in Europe;

  .  Potentially adverse tax consequences;

  . Increases in tariffs, duties, price controls or other restrictions on foreign currencies; and

  .  Requirements of a locally domiciled business entity.

 Potential Future Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

  We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully manage future acquisitions could seriously harm our business. Also, our existing stockholders would be diluted if we financed the acquisitions by issuing equity securities.

 Our Failure to Meet Customer Expectations or Deliver Error-Free Software Could Result in Losses and Negative Publicity

  The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of order processing, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our alliance partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner, we could experience:

  . Delayed or lost revenues and market share due to adverse customer reaction;

  .  Loss of existing customers;

  . Negative publicity regarding us and our products, which could adversely affect our ability to attract new customers;

  . Expenses associated with providing additional products and customer support, engineering and other resources to a customer at a reduced charge or at no charge;

  . Claims for substantial damages against us, regardless of our responsibility for any failure;

  .  Increased insurance costs; and

  .  Diversion of development and management time and resources.

  Our licenses with customers generally contain provisions designed to limit our exposure to potential claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements usually cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or services giving rise to the damages. However, we cannot be sure that these contractual provisions will protect us from additional liability. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our operating results and financial condition.

 Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe on the Proprietary Rights of Others

  Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Item 2. Properties

  We lease two buildings in an office park in Plano, Texas, which total approximately 160,000 square feet, and we own an adjacent, undeveloped lot available for expansion. These buildings are used as our headquarters under a lease that expires in 2010. In addition, we lease facilities and offices in Englewood, Colorado; Chicago, Illinois; McLean, Virginia; San Francisco, California; Atlanta, Georgia; and London, England. Lease terms for these locations expire at various times through July 2006. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we now are evaluating expansion possibilities.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  No information is required in response to this Item, as no matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

  The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol MSLV. Prices per share reflected in the following table represent the range of high and low sales prices for the quarters indicated.

                                                                  High     Low
                                                                 ------- -------
   1999
   March 31.....................................................     N/A     N/A
   June 30......................................................     N/A     N/A
   September 30.................................................     N/A     N/A
   December 31.................................................. $ 97.00 $ 19.00

  The Company has not paid cash dividends on its common stock, and does not plan to pay cash dividends to its stockholders in the near future. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business.

  As of February 29, 2000, the Company believes it had approximately 6,000 beneficial stockholders, including approximately 35 stockholders of record.

Item 6. Selected Financial Data

  The following table contains certain selected financial data that should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data have been derived from the Company's audited financial statements.

                                               Years Ended December 31,
                                          ------------------------------------
                                            1999    1998    1997   1996  1995
                                          -------- ------  ------ ------ -----
                                            (In thousands, except per share
                                                         data)
Statement of Operations Data:
  Total revenues......................... $ 73,007 42,576   9,299  3,822 2,219
  Gross profit........................... $ 46,073 26,475   6,717  3,185 1,953
  Income (loss) from operations.......... $  3,718   (508)     65    581   (19)
  Net income (loss)...................... $  2,645   (186)    120    648     9
  Earnings (loss) per share of common
   stock:
    Basic................................ $   0.17 $(0.02) $ 0.01 $ 0.06 $0.00
    Diluted.............................. $   0.08 $(0.02) $ 0.00 $ 0.03 $0.00
Balance Sheet Data:
  Cash and cash equivalents.............. $112,341 $7,984  $3,639 $2,983 $ 334
  Working capital........................  108,917  9,761   2,393  3,482   918
  Total current liabilities..............   28,291 11,935   5,346  1,806   296
  Redeemable convertible preferred
   stock.................................      --  12,610   2,610    --    --
  Total stockholders' equity.............  118,615  1,826   1,939  4,314 1,189

                                                  Quarters Ended
                                     ------------------------------------------
                                     December 31 September 30 June 30  March 31
                                     ----------- ------------ -------  --------
                                       (In thousands, except per share data)
Quarterly Financial Data:
1999:
  Total revenues....................   $22,021     $18,849    $17,366  $14,771
  Gross profit......................    14,639      11,887     10,871    8,676
  Income from operations............     1,737         878        644      459
  Net income........................     1,466         463        359      357
  Diluted earnings per share of
   common stock.....................   $   .04     $   .01    $   .01  $   .01
1998:
  Total revenues....................   $16,704     $12,549    $ 8,667  $ 4,656
  Gross profit......................    11,166       7,136      5,239    2,934
  Income (loss) from operations.....     1,672        (601)      (330)  (1,249)
  Net income (loss).................     1,537        (411)      (245)  (1,067)
  Diluted earnings (loss) per share
   of common stock..................   $   .05     $  (.04)   $  (.02) $  (.09)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

  Founded in 1992, we began development of order processing, management and fulfillment software in early 1994. We have continually upgraded and expanded our TBS software product since that time, adding support for networks that combine voice and data services in early 1997. Throughout 1998 and 1999, we expanded our TBS software to support the creation and delivery of services that utilize the Internet as a communications network.

  To date, we have derived substantially all of our revenues from the license of our TBS software and the sale of related services, including training, consulting and software maintenance. Licensing and service terms are typically covered by a signed order that references our master agreement with the customer.

  We generally recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services on a pro-rata basis using estimates of fair value. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software's performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

  Our quarterly revenues are largely dependent on orders booked and delivered during that quarter. Our sales for a given period typically involve large financial commitments from a relatively small number of customers, and we often receive a large portion of our orders in the last month of any given quarter. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. On occasion, consistent with industry practice, we may agree to bill our license fees in more than one installment. Extended payment terms that do not exceed six months are considered fixed obligations. In these situations, amounts not billed immediately are recorded as unbilled receivables. Obligations that extend beyond six months from shipment of software are deferred and recorded as revenue when billed.

  We have structured the pricing of our TBS software to meet the needs of each of our target market segments, from start-up resellers to large, facility-based incumbent service providers. We charge a base price for the core TBS subsystems, coupled with additional license fees for add-on modules. In addition, we charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of the license fee that is current for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, will generally range from $750,000 to several millions of dollars.

  Service revenues consist principally of software implementation consulting and customer training, as well as software maintenance agreements that include both customer support and the right to product updates and releases. We use our own employees and subcontract with our alliance partners to provide consulting services to our customers to implement our software. We offer services on both an hourly and a fixed-price basis. We offer and expect to continue to offer the majority of our services on an hourly basis.

  We anticipate that future revenues will be generated from five principal sources:

  .  License fees from new customers;

  .  License fees for additional products to existing customers;

  .  License fees for additional users in our existing customer base;

  .  Implementation service fees related to product license sales; and

  .  Maintenance fees from both existing and new customers.

Revenues

  Total revenues in 1999 were $73.0 million, compared to $42.6 million in 1998 and $9.3 million in 1997. Revenues in 1999 increased 71% over 1998 due to an increase in both license fee and services revenue.

  License fees. License fee revenues increased to $38.8 million in 1999 from $23.4 million in 1998 and $5.3 million in 1997, representing year over year increases in 1999 and 1998 of 66% and 345%, respectively. The continued growth in license fee revenues is due to an increased number of customers choosing TBS as their operational support software for ordering and provisioning of their communications services and growth in our existing customer base that generated substantial follow-on revenues from licenses for new software modules and additional users.

  Services. Revenues from services increased to $34.2 million in 1999 from $19.1 million in 1998 and $4.0 million in 1997, representing year over year increases in 1999 and 1998 of 79% and 374%, respectively. The growth in service revenues was due to growth in the number of customers subscribing to maintenance agreements, and to a lesser extent, higher implementation consulting and training services associated with growth in license revenues. Post contract customer support, or maintenance revenues, increased to $10.5 million in 1999 from $4.7 million in 1998, and $897,000 in 1997, representing year over year increases in 1999 and 1998 of 125% and 421%, respectively. Professional services revenue increased to $23.7 million in 1999 from $14.5 million in 1998 and $3.1 million in 1997, representing year over year increases of 64% and 361%, respectively. We expect the maintenance component of service revenues to continue to increase faster than the company's consulting and training revenues, due to maintenance agreement renewals from our growing customer base, shortened TBS implementation times that reduce consulting costs for our customers, and the increasing ability of alliance partners to provide consulting services directly to our customers.

 Cost of Revenues

  License Costs. License costs consist primarily of royalties that relate to product features that were originally developed for specific customers. These features are now included in our TBS software and payments are made to some original customers who funded the development. Cost of license revenues also includes costs of packaging materials and the production of software media and documentation.

  License costs were $1.7 million in 1999, $1.3 million in 1998 and $0.2 million in 1997, representing 4%, 6% and 4% of license revenues in each year, respectively. The increases in license costs was due to an increase in license revenues on which royalty payments are based. We intend to reduce our reliance on customer-funded development to introduce new software functionality. Most of our royalty agreements provide for payment caps or time limitations. Accordingly, we expect that royalty costs, as a percentage of revenues, will decrease compared to current levels.

  Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support services. These costs include compensation, travel and related expenses for MetaSolv employees and fees for third-party consultants who provide services for our customers.

  Service costs were $25.2 million in 1999, $14.8 million in 1998 and $2.4 million in 1997, representing 74%, 77% and 58% of service revenues in each year, respectively. These increases in service costs resulted from the significant expansion of our professional services resources across all categories, including professional services, training and customer support. The increase in service costs as a percentage of service revenues in 1998 and 1999 compared to 1997 was primarily due to the increased use of third-party subcontractors to provide consulting services to meet rapid growth in customer demand for software implementation. Use of third-party consultants allows the company to grow its business quickly, but results in lower margins than MetaSolv provided services. We are working to improve services gross margin while continuing to grow the business by developing repeatable consulting packages, software enhancements that facilitate ease of implementation, and training alliance partners to provide consulting directly to customers. We believe the margin improvement from 1998 to 1999 reflects progress in this area.

  We expect future service costs to increase due to growth in staffing to meet demand for services related to expected increases in TBS implementations, upgrades and integration projects. Services costs will also increase as we establish product support for overseas customers, and incur expenses to develop a Training and Application Development Center. This center includes TBS operating environments where customers, system integrators, software vendors and alliance partners can simulate customer operating environments, develop and test customer solutions.

Operating Expenses

  Research and Development Expenses. Research and development expenses consist of costs related to our staff of software developers, contracted development services costs, and the associated infrastructure costs required to support software product development. Product research and development expenses increased to $17.0 million in 1999 from to $10.2 million in 1998 and $2.4 million in 1997, representing year over year increases in 1999 and 1998 of 67% and 330%, respectively. Research and development expenses were 23%, 24% and 25% of total revenues in each year, respectively. The increase in expenses was due to a rapid increase in research and development personnel to meet market demand for new features and functionality. The new functionality includes enhancements for high-speed Internet and data communications networks, and adapting our software for international differences in data formats, standards and language. We expect to continue to increase our investment in product development to address emerging technologies and to extend product functionality for next-generation communications providers.

  Our product development methodology generally establishes technological feasibility near the end of process, when we have a working model. Accordingly, we have not capitalized any software development costs.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our TBS software in our targeted markets. Sales and marketing expenses were $14.3 million in 1999, $11.6 million in 1998 and $3.0 million in 1997, representing 20%, 27%, and 32% of revenues in each year, respectively. Sales and marketing expenses have increased each year primarily due to the expansion of our sales and marketing staff, increased commission expense, and increased travel costs in response to the demand for our TBS Software. The decline in sales and marketing expenses as a percentage of revenues was due to increased productivity of our sales staff and a larger revenue base over which to spread the fixed costs of sales and marketing administration. We expect that our sales and marketing expenses will continue to increase, particularly as we pursue business in Europe and Latin America.

  General and Administrative Expenses. General and administrative expenses consist of costs related to finance and accounting, legal, human resources, facilities, information technologies and corporate management, which have not been allocated to other departments. General and administrative expenses were $11.1 million in 1999, $5.2 million in 1998 and $1.3 million in 1997, representing 15%, 12% and 14% of revenues in each year, respectively. The increase in general and administrative expenses resulted primarily from increases in executive, finance and administrative personnel to support the increased scale of our operations. In addition, the increase in 1998 included $0.6 million in severance obligations to executives whose employment was terminated during 1998. We expect general and administrative expenses to continue to increase in support of our growth, including expenses associated with our 100,000 square foot facilities expansion in Plano, Texas.

Interest and Other Income, Net

  Interest and other income consisting of interest income, interest expense, and gains and losses on disposition of assets, was $0.7 million in 1999, $0.3 million in 1998 and $0.1 million in 1997. The increase in 1999 was the result of interest earned on higher cash balances resulting from the company's initial public offering in November 1999, and the increase in 1998 was the result of interest earned on proceeds from the sale of Class C Preferred Stock in June 1998.

Income Tax Expense (Benefit)

  Income tax expense was $1.8 million in 1999, compared to a benefit of $24,000 in 1998 and expense of $60,000 in 1997. As a percentage of income before taxes, income tax expense was 40.7% in 1999. The variance from the US statutory tax rate was primarily due to state and local income taxes, and expenses that are not deductible for federal income tax purposes.

Liquidity and Capital Resources

  At December 31, 1999, our primary sources of liquidity were cash and cash equivalents totaling $112.3 million and representing 76% of total assets. Cash assets include $100.4 million in net proceeds from our initial public stock offering on November 17, 1999. The company has invested its cash in excess of current operating requirements in short term investment grade securities that are available for sale as needed to finance future company growth.

  Our operating activities generated $10.4 million in cash during 1999, compared to using cash of $2.3 million in 1998 and generating $1.9 million in 1997. In 1999, cash from operating activities increased due to the improved profitability of the company and an increase in deferred revenues where payments have been received but revenue has not yet been earned, primarily from prepaid maintenance contracts. Deferred revenues were $11.7 million as of December 31, 1999, compared to $2.6 million at December 31, 1998, reflecting an increase in prepaid maintenance contracts due to a larger customer base, and deferrals of software revenues that depend on future delivery of software. Accounts receivable increased to $16.8 million as of December 31, 1999 from $11.1 million at the end of 1998. The increase in accounts receivable resulted from higher revenues, significant portions of which were generated during the last month of each year. The allowance for doubtful accounts increased to $1.5 million, or 8.3% of accounts receivable at December 31, 1999, from $0.6 million, or 5.1% of accounts receivable at December 31, 1998.

  Net cash used for investing activities was $7.1 million in 1999 of which $3.7 million was to purchase undeveloped land for future expansion. Net cash used for investing activities in 1998 and 1997 was $3.3 million and $1.4 million, respectively. We have no significant capital commitments at December 31, 1999, and believe our principal commitments consist of obligations under operating leases. See Note 9 of Notes to Financial Statements.

  We believe that our current cash balances, together with cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. From time to time, we evaluate potential acquisitions of complementary businesses or products. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Standards

  On December 15, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions. This statement amends SOP 97-2 to require recognition of revenue using the "residual method" when there is vendor-specific objective evidence ("VSOE") of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting and VSOE of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. We adopted this standard January 1, 2000. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Through December 31, 1999, our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes.

  Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers, and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer.

  Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three months and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At December 31, 1999, all investments have less than three months to maturity. The weighted average pre-tax interest rate on the investment portfolio is approximately 6.4%. We do not expect any material loss with respect to our investment portfolio.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   25
Balance Sheets as of December 31, 1999 and 1998..........................   26
Statements of Operations for the Years Ended December 31, 1999, 1998 and
 1997....................................................................   27
Statements of Stockholders' Equity for the Years Ended December 31, 1999,
 1998 and 1997...........................................................   28
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
 1997....................................................................   29
Notes to Financial Statements............................................   30
Supplemental Schedule:
Schedule II--Valuation and Qualifying Accounts...........................   40

Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
MetaSolv Software, Inc.:

  We have audited the accompanying balance sheets of MetaSolv Software, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Dallas, Texas
February 1, 2000

                            METASOLV SOFTWARE, INC.

                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                 (In thousands except share and per share data)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $112,341  $ 7,984
  Trade accounts receivable, less allowance for doubtful
   accounts of $1,523 in 1999 and $600 in 1998..............   16,755   11,078
  Unbilled receivables......................................    4,064      957
  Prepaid expenses..........................................    1,845      859
  Other current assets......................................    2,203      818
                                                             --------  -------
    Total current assets....................................  137,208   21,696
Property and equipment, net.................................    9,950    4,738
Other assets................................................       58       93
                                                             --------  -------
    Total assets............................................ $147,216  $26,527
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  5,503  $ 2,216
  Accrued expenses..........................................   11,094    7,071
  Deferred revenue..........................................   11,694    2,648
                                                             --------  -------
    Total current liabilities...............................   28,291   11,935
Deferred income taxes.......................................      310      156
Class B redeemable convertible preferred stock, $.0025 par
 value; 6,738,160 shares authorized, issued and outstanding
 at December 31, 1998.......................................      --     2,610
Class C redeemable convertible preferred stock, $.50 par
 value; 2,857,146 shares authorized, issued and outstanding
 at December 31, 1998.......................................      --    10,000
Stockholders' equity:
  Class A convertible preferred stock, $.0025 par value;
   6,650,000 shares authorized, issued and outstanding at
   December 31, 1998........................................      --        18
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued or outstanding..............      --       --
  Common stock, $.005 par value, 100,000,000 shares
   authorized, and 34,504,334 issued at December 31, 1999,
   and 11,646,580 shares issued and outstanding at December
   31, 1998.................................................      172       58
  Additional paid-in capital................................  116,508    1,890
  Deferred compensation.....................................     (556)     --
  Less treasury stock at cost, 24,000 shares at December 31,
   1999.....................................................      (14)     --
  Retained earnings (deficit)...............................    2,505     (140)
                                                             --------  -------
    Total stockholders' equity..............................  118,615    1,826
                                                             --------  -------
Commitments and contingencies...............................
    Total liabilities and stockholders' equity.............. $147,216  $26,527
                                                             ========  =======

                See accompanying notes to financial statements.

                            METASOLV SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997
                     (In thousands, except per share data)

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         1999    1998     1997
                                                        ------- -------  ------
Revenues:
  License.............................................. $38,788 $23,432  $5,262
  Service..............................................  34,219  19,144   4,037
                                                        ------- -------  ------
    Total revenues.....................................  73,007  42,576   9,299
                                                        ------- -------  ------
Cost of revenues:
  License..............................................   1,719   1,298     223
  Service..............................................  25,215  14,803   2,359
                                                        ------- -------  ------
    Total cost of revenues.............................  26,934  16,101   2,582
                                                        ------- -------  ------
Gross profit...........................................  46,073  26,475   6,717
                                                        ------- -------  ------
Operating expenses:
  Research and development.............................  16,952  10,170   2,367
  Sales and marketing..................................  14,331  11,634   2,996
  General and administrative...........................  11,072   5,179   1,289
                                                        ------- -------  ------
    Total operating expenses...........................  42,355  26,983   6,652
                                                        ------- -------  ------
Income (loss) from operations..........................   3,718    (508)     65
Interest and other income, net.........................     742     298     115
                                                        ------- -------  ------
Income (loss) before taxes.............................   4,460    (210)    180
Income tax expense (benefit)...........................   1,815     (24)     60
                                                        ------- -------  ------
Net income (loss)...................................... $ 2,645 $  (186) $  120
                                                        ======= =======  ======
Earnings (loss) per share of common stock:
  Basic................................................ $  0.17 $ (0.02) $ 0.01
                                                        ======= =======  ======
  Diluted.............................................. $  0.08 $ (0.02) $ 0.00
                                                        ======= =======  ======

                See accompanying notes to financial statements.

                            METASOLV SOFTWARE, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997
                      (In thousands except share amounts)

                        Class A
                      Convertible                         Treasury
                    Preferred stock     Common stock        stock      Additional    Common                 Retained
                   ------------------ ----------------- -------------   paid-in      stock       Deferred   earnings
                     Shares    Amount   Shares   Amount Shares Amount   capital   subscription compensation (deficit)  Total
                   ----------  ------ ---------- ------ ------ ------  ---------- ------------ ------------ --------- --------
Balance, December
 31, 1996.........  6,650,000   $ 18  11,409,200  $ 57     --  $ --     $  1,818      $--         $ --       $  (74)  $  1,819
  Exercise of
   stock options..        --     --          160   --      --    --          --        --           --          --         --
  Net income......        --     --          --    --      --    --          --        --           --          120        120
                   ----------   ----  ----------  ----  ------ -----    --------      ----        -----      ------   --------
Balance, December
 31, 1997.........  6,650,000     18  11,409,360    57     --    --        1,818       --           --           46      1,939
  Exercise of
   stock options..        --     --      237,220     1     --    --           72       --           --          --          73
  Net loss........        --     --          --    --      --    --          --        --           --         (186)      (186)
                   ----------   ----  ----------  ----  ------ -----    --------      ----        -----      ------   --------
Balance, December
 31, 1998.........  6,650,000     18  11,646,580    58     --    --        1,890       --           --         (140)     1,826
  Exercise of
   stock options..        --     --      862,448     4     --    --          775       (47)         --          --         732
  Purchase of
   treasury
   stock..........        --     --          --    --   24,000   (14)        --        --           --          --         (14)
  Issuance of
   common stock...        --     --    5,750,000    29     --    --      100,374       --           --          --     100,403
  Conversion of
   redeemable
   convertible
   preferred
   stock..........        --     --    9,595,306    48     --    --       12,562       --           --          --      12,610
  Conversion of
   convertible
   preferred
   stock.......... (6,650,000)   (18)  6,650,000    33     --    --          (58)      --           --          --         (43)
  Tax benefit from
   disqualifying
   dispositions...        --     --          --    --      --    --          356       --           --          --         356
  Deferred
   compensation...        --     --          --    --      --    --          656       --          (656)        --         --
  Amortization of
   deferred
   compensation...        --     --          --    --      --    --          --        --           100         --         100
  Net income......        --     --          --    --      --    --          --        --           --        2,645      2,645
                   ----------   ----  ----------  ----  ------ -----    --------      ----        -----      ------   --------
Balance, December
 31, 1999.........        --    $ --  34,504,334  $172  24,000 $ (14)   $116,555      $(47)       $(556)     $2,505   $118,615
                   ==========   ====  ==========  ====  ====== =====    ========      ====        =====      ======   ========

                See accompanying notes to financial statements.

                             METASOLV SOFTWARE, INC

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                       1999     1998     1997
                                                     --------  -------  -------
Cash flows from operating activities:
 Net income (loss).................................  $  2,645  $  (186) $   120
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization....................     1,841      763      293
  Loss on asset disposal...........................       180      --       --
  Deferred tax expense (benefit)...................      (583)    (524)      35
  Tax benefit for disqualifying dispositions.......       356      --       --
  Changes in operating assets and liabilities:
   Restricted cash.................................       --       689     (353)
   Trade accounts receivable, net..................    (5,677)  (9,050)    (363)
   Unbilled receivables............................    (3,107)     (60)    (897)
   Other assets....................................    (1,642)    (679)    (408)
   Accounts payable and accrued expenses...........     7,310    6,942    1,740
   Deferred revenue................................     9,046     (234)   1,708
                                                     --------  -------  -------
    Net cash provided by (used in) operating
     activities....................................    10,369   (2,339)   1,875
                                                     --------  -------  -------
Cash flows from investing activities:
 Purchases of property and equipment...............    (7,133)  (3,296)  (1,682)
 Sale of marketable securities.....................       --       --       260
                                                     --------  -------  -------
    Net cash used in investing activities..........    (7,133)  (3,296)  (1,422)
                                                     --------  -------  -------
Cash flows from financing activities:
 Proceeds from sale of redeemable preferred stock..       --    10,000      110
 Borrowing from bank...............................     1,866    1,000       93
 Payments on debt..................................    (1,866)  (1,093)     --
 Proceeds from issuance of common stock............   100,403      --       --
 Proceeds from issuance of common stock on exercise
  of options.......................................       732       73      --
 Purchase of treasury stock........................       (14)     --       --
                                                     --------  -------  -------
    Net cash provided by financing activities......   101,121    9,980      203
                                                     --------  -------  -------
Increase in cash and cash equivalents..............   104,357    4,345      656
Cash and cash equivalents, beginning of year.......     7,984    3,639    2,983
                                                     --------  -------  -------
Cash and cash equivalents, end of year.............  $112,341  $ 7,984  $ 3,639
                                                     ========  =======  =======
Supplemental disclosures of cash flow information--
 Cash paid during the year for:
  Interest.........................................  $    155  $    26  $     7
                                                     ========  =======  =======
  Income taxes.....................................  $    868  $    33  $     7
                                                     ========  =======  =======

                See accompanying notes to financial statements.

                            METASOLV SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 Years ended December 31, 1999, 1998 and 1997

1) Organization and Summary of Significant Accounting Policies

  MetaSolv Software, Inc. (the "Company"), a Delaware corporation headquartered in Plano, Texas, develops, delivers and supports software designed to make it easier for emerging competitive communications service providers to take, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long distance telephone services, high-speed data services and Internet services, often as a bundled offering. The Company derives substantially all if its revenue from the sale of licenses, related professional services and maintenance and support of its Telecom Business Solution(TM), or TBS(TM), packaged software to these competitive communications service providers.

 a) Revenue Recognition

  The Company's software products are licensed to customers through the Company's direct sales force. Software license revenue is generally recognized when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the Company has delivered the product to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. Revenue from maintenance contracts is recognized ratably over the contract period. Revenue for implementation, training and other services is recognized as the service is performed.

  The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management's estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, $703,416 and $49,328 as of December 31, 1999 and 1998, respectively, represent billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of total unbilled receivables, $0 and $335,000 as of December 31, 1999 and 1998, respectively, represent costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

  Accounts receivable include only those amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized. Accounts receivable at December 31, 1999 and 1998 includes $408,854 and $583,573, respectively, which has not been paid in accordance with the retainage provisions of a long-term contract with a customer.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" as amended by SOP-98-4 and SOP-98-9. Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, education services, installation or post-contract customer support. Fair values are based upon vendor specific objective evidence. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


 b) Cash and Cash Equivalents

  Cash equivalents consist of investments in an interest-bearing money market account and investment grade securities issued by corporations and U.S. government agencies with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents.

 c) Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twelve years.

 d) Fair Value of Financial Instruments

  The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

 e) Research and Development Costs

  Research and development costs incurred prior to the establishment of technological feasibility of the product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86. The Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

 f) Accounting for Impairment of Long-Lived Assets

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairments to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

 g) Income Taxes

  Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts of existing assets and liabilities recorded for financial reporting purposes and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is reflected in income tax expense in the period that includes the enactment date.

 h) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997

disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 i) Stock Option Plan

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant.

 j) Comprehensive Income

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires additional disclosures in the financial statements, but does not affect the Company's financial position or results of operations. Net income
(loss) as reported in the statements of operations is the Company's only component of comprehensive income during all periods presented.

 k) Earnings (Loss) Per Share of Common Stock

  Earnings (loss) per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options or preferred stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share when their inclusion would be antidilutive.

2) Property and Equipment

  Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
   Property and equipment at cost...............................
     Land....................................................... $3,665  $   --
     Computer equipment and software............................  5,571   3,707
     Furniture and fixtures.....................................  1,875   1,357
     Leasehold improvements.....................................  1,020     885
     Construction in progress...................................    501     --
                                                                 ------  ------
                                                                 12,632   5,949
   Less accumulated depreciation................................ (2,682) (1,211)
                                                                 ------  ------
   Property and equipment, net.................................. $9,950  $4,738
                                                                 ======  ======

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


3) Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                                               December 31,
                                                             -------------------
                                                              1999   1998   1997
                                                             ------  -----  ----
   Current income tax expense:
     Federal................................................ $2,055  $ 434  $17
     State..................................................    343     66    8
                                                             ------  -----  ---
                                                              2,398    500   25
                                                             ------  -----  ---
   Deferred income tax expense (benefit):
     Federal................................................   (489)  (462)  35
     State..................................................    (94)   (62) --
                                                             ------  -----  ---
                                                               (583)  (524)  35
                                                             ------  -----  ---
   Total expense (benefit).................................. $1,815  $ (24) $60
                                                             ======  =====  ===

  Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before taxes in the years ended December 31, 1999, 1998 and 1997 as follows (in thousands):

                                                              December 31,
                                                            -----------------
                                                             1999  1998  1997
                                                            ------ ----  ----
   Computed "expected" tax expense (benefit)............... $1,516 $(71) $ 61
   Utilization of net operating loss carry-forwards for
    which no benefit had been recognized...................    --   --    (40)
   Expenses not deductible for tax purposes................     73   42    14
   Effect of state and local taxes, net of federal
    benefit................................................    177    2     8
   Other...................................................     49    3    17
                                                            ------ ----  ----
     Income tax expense (benefit).......................... $1,815 $(24) $ 60
                                                            ====== ====  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                December 31,
                                                                -------------
                                                                 1999   1998
                                                                ------  -----
   Deferred tax assets:
   Accrued expenses............................................ $  809  $ 489
   Allowance for doubtful accounts.............................    573    156
                                                                ------  -----
   Total gross deferred tax assets.............................  1,382    645
   Deferred tax liability--property and equipment due to
    differences in depreciation................................   (310)  (156)
                                                                ------  -----
     Net deferred tax asset liability.......................... $1,072  $ 489
                                                                ======  =====

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

4) Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Employee compensation....................................... $ 4,755 $ 3,929
   Income taxes payable........................................   1,636     474
   Sales tax payable...........................................   1,093     496
   Other expenses..............................................   3,610   2,172
                                                                ------- -------
                                                                $11,094 $ 7,071
                                                                ======= =======

5) Line of Credit

  The Company has a committed revolving line of credit agreement with a bank, expiring in July 2002, in the amount of $6,000,000 and an equipment term loan facility that provides for borrowings up to $4,000,000. Interest on outstanding borrowings accrues at the bank's prime rate of interest (8.5% as of December 31, 1999 and 1998). The facility is secured by substantially all of the Company's tangible assets. As of December 31, 1999 and 1998 there were no outstanding borrowings under the revolving line of credit. The Company also had a standby letter of credit (in lieu of a security deposit) totaling $1,300,000 as of December 31, 1999 and 1998, which reduces the borrowing availability under the revolving line of credit.

6) Convertible Preferred Stock and Redeemable Convertible Preferred Stock

  In 1996, the Company issued 6,458,480 shares of Class B redeemable convertible preferred stock for net cash proceeds of $2,475,400. In 1997, the Company issued 279,680 additional shares of Class B redeemable convertible preferred stock for cash proceeds of $110,400. In 1998, the Company issued 2,857,146 shares of Class C redeemable convertible preferred stock for cash proceeds of $10,000,011. In November 1999, effective with the company's initial public offering, each share of outstanding convertible preferred stock and redeemable convertible preferred stock was converted to one share of common stock. These share amounts have been adjusted for stock splits in June 1998 and October 1999.

7) Stock Option Plan and Employee Stock Purchase Plan

  In 1992, the Company adopted a stock option plan pursuant to which the Board of Directors may grant stock options to officers and employees. In August 1999, the Company adopted the MetaSolv Software, Inc. Long-Term Incentive Plan which was subsequently merged with the existing stock option plan. The plan at its adoption authorized grants of options to purchase up to 9,320,000 shares of authorized but unissued common stock. The number of shares issuable under the plan increases by 5% of the Company's outstanding common stock as of January 1 of each of the first five calendar years following the plan merger. Accordingly, as of January 1, 2000, the number of shares authorized under the plan increased to 11,044,017. Stock options are

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997

granted with an exercise price equal to the stock's fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date.

  At December 31, 1999, there were 1,895,860 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted for the years ended December 31, 1999, 1998 and 1997 was $.99, $.415 and $.075, respectively, as estimated using the minimum value option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years.

  The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. The Company recorded $656,400 of deferred compensation during 1999, as a result of granting stock options with exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred compensation has been recorded as a component of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred compensation of $100,000 was recognized in 1999.

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                            Year ended December
                                                                    31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------  -----
   Net income (loss):
     As reported........................................... $2,645 $ (186) $ 120
     Pro forma.............................................  2,194   (278)    88
   Earnings per share:
     Basic:
       As reported......................................... $ 0.17 $(0.02) $0.01
       Pro forma...........................................   0.14  (0.02)  0.01
     Diluted:
       As reported......................................... $ 0.08 $(0.02) $0.00
       Pro forma...........................................   0.07  (0.02)  0.00

  Pro forma net income (loss) reflects only stock options granted after December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods of five years and compensation expense pertaining to stock options granted in prior periods is not considered.

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


  Stock option activity during the periods indicated is as follows:

                                                                    Weighted-
                                                        Number       average
                                                       of shares  exercise price
                                                       ---------  --------------
Balance as of December 31, 1996....................... 1,664,760      $ .28
  Granted............................................. 2,060,600        .34
  Exercised...........................................      (160)       .34
  Forfeited...........................................  (346,640)       .34
                                                       ---------
Balance as of December 31, 1997....................... 3,378,560        .31
  Granted............................................. 1,693,700       1.79
  Exercised...........................................  (237,220)       .31
  Forfeited...........................................  (404,600)      1.36
                                                       ---------
Balance as of December 31, 1998....................... 4,430,440        .78
  Granted............................................. 3,209,200       3.93
  Exercised...........................................  (862,448)      0.86
  Forfeited...........................................  (462,080)      1.97
                                                       ---------
Balance as of December 31, 1999....................... 6,315,112       2.28
                                                       =========

  At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.24 to $13.00 and 8.15 years, respectively. The following table presents information about outstanding stock options as of December 31, 1999:

                                                         Options vested and
                                  Weighted average           exercisable
                                  ----------------       ------------------
       Range of                             Remaining                Weighted
       Exercise     Number of   Exercise   contractual   Number of   average
        Prices       options     price        life        options     price
       --------     ---------   --------   -----------   ---------   --------
     $ .24 -  .60   2,808,174    $ 0.36       6.72       1,413,694    $0.31
      1.75 - 3.50   1,102,500      3.43       8.99         106,064     3.42
      3.65 - 5.00   2,346,838      3.77       9.43          12,604     3.65
     13.00             57,600     13.00       9.83             --
                    ---------                            ---------
     Totals         6,315,112                            1,532,362
                    =========                            =========

  At December 31, 1999, 1998 and 1997, 1,532,362, 1,232,080, and 644,860
options were vested and exercisable at a weighted-average exercise price of $.56, $.30, and $.26 respectively.

  In August 1999, the Company adopted the MetaSolv Software, Inc. Employee Stock Purchase Plan. The plan is authorized to issue 600,000 shares of authorized and unissued common stock, and shares issuable under the plan will increase annually during the first five years following adoption of the plan by 1% of the Company's outstanding common stock. Accordingly, as of January 1, 2000, the number of shares authorized under the plan increased to 944,803. No shares had been issued under this plan.

8) 401(k) Plan and Trust Agreement

  The Company has a 401(k) Plan and Trust Agreement under which employees are entitled to contribute up to 15% of their salary, subject to certain regulatory limitations. In 1999, 1998 and 1997 the Company made discretionary profit sharing contributions of $594,143, $337,084 and $123,444, respectively, to the plan.

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


9) Commitments and Contingencies

 Leases

  The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                                   Total minimum
       Years ending                                                    lease
       December 31,                                                  payments
       ------------                                                -------------
       2000.......................................................      2,579
       2001.......................................................      3,010
       2002.......................................................      3,074
       2003.......................................................      3,102
       2004.......................................................      2,940
       Thereafter.................................................     15,775
                                                                      -------
                                                                      $30,480
                                                                      =======

  Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1,675,390, $1,175,047 and $558,778, respectively.

 Legal Proceedings

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

10) Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Year ended December 31,
                                                      ------------------------
                                                       1999    1998     1997
                                                      ------- -------  -------
   Numerator:
     Net income (loss)............................... $ 2,645 $  (186) $   120
                                                      ======= =======  =======
   Denominator:
     Denominator for basic earnings (loss) per
      share--weighted-average:
       Common shares outstanding.....................  15,582  11,472   11,409
     Effect of dilutive securities:
       Preferred stock...............................  13,538     --    13,248
       Employee stock options........................   4,042     --       286
                                                      ------- -------  -------
     Denominator for diluted earnings (loss) per
      share--weighted-average:
       Common and common equivalent shares
        outstanding..................................  33,162  11,472   24,943
                                                      ======= =======  =======
   Earnings (loss) per common share:
     Basic........................................... $   .17   (0.02)    0.01
                                                      ======= =======  =======
     Diluted......................................... $   .08   (0.02)    0.00
                                                      ======= =======  =======

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


  Securities that were not included in the computation of diluted earnings per share in 1998 because their effect was antidilutive consist of 16,245,306 shares of preferred stock and options to purchase 4,430,440 shares of common stock.

11) Segment Information and Concentration of Credit Risk

  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: communications software and related services.

  Revenue information regarding operations for different products and services is as follows (in thousands):

                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
   Revenues:
     Software license fees.............................. $38,788 $23,432 $5,262
     Professional services..............................  23,710  14,472  3,140
     Post-contract customer support.....................  10,509   4,672    897
                                                         ------- ------- ------
   Total revenues....................................... $73,007 $42,576 $9,299
                                                         ======= ======= ======

  The Company has derived substantially all of its revenues from the United States and Canada. Accordingly, the Company does not produce reports that measure performance of segments by geographic region.

  The Company evaluates the performance of its operating segments based on revenues only. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are not allocated to any specific segment, and the Company does not produce reports that measure segment performance based on any asset-based metrics. Therefore, segment information is presented only for revenues.

                            METASOLV SOFTWARE, INC.

                 Years ended December 31, 1999, 1998 and 1997


  The Company licenses its communications software products to incumbent local exchange telephone carriers, and emerging competitive communications service providers. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral or other security to support its trade accounts receivable. The table below presents the portion of the Company's revenues derived from customers whose revenue exceeded 10% of total revenues in any of the years presented and the portion of accounts receivable as of December 31, 1999 and 1998 related to those customers:

                                                    Accounts
                                                   Receivable          Revenues
                                                  ---------------   ----------------
                                                   Year ended         Year ended
                                                  December 31,       December 31,
                                                  ---------------   ----------------
   Customers                                       1999     1998    1999  1998  1997
   ---------                                      ------   ------   ----  ----  ----
   A.............................................     12%      31%   13%   22%   12%
   B.............................................    --         6%    1%   11%    2%
   C.............................................      1%       9%    3%    5%   26%
   D.............................................      2%       4%    2%    3%   21%
   E.............................................    --       --      1%    4%   10%

12) Stock Split

  On October 28, 1999, the Company consummated a 2 for 1 split of all classes of its common and preferred stock. The financial statements have been adjusted to give retroactive effect to the stock split.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                     Balance at Charged to             Balance
                                     beginning  costs and             at end of
Description                          of period   expenses  Deductions  period
-----------                          ---------- ---------- ---------- ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999......    $600      $1,750      $827     $1,523
  Year ended December 31, 1998......    $ 90      $  510      $ --     $  600
  Year ended December 31, 1997......    $ 35      $  186      $131     $   90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

  The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Election of Directors", and is incorporated herein by reference.

Executive Officers

  The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers".

Item 11. Executive Compensation

  The information required by Item 402 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Report of Compensation Committee on Executive Compensation" and "Company Performance", "Management Compensation" and "Stock Performance Graph", and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 403 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Common Stock Ownership", and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by Item 404 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements. The financial statements, notes and independent auditors' report described in Item 8, to which reference is hereby made.

    (2) Financial Statement Schedule. The financial statement schedule described in Item 8, to which reference is hereby made.

    (3) Exhibits. The following exhibits:

                               INDEX TO EXHIBITS

 Exhibit
   No.                              Description
 -------                            -----------
  3.1    Amended and Restated Certificate of Incorporation of the
         Registrant. Incorporated by reference to exhibits to the
         Company's Registration Statement on form S-1 filed on September
         10, 1999, registration number 333-86937.

  3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-
         86937.

  4.1    Investors' Rights Agreement, dated June 2, 1998, among the
         Registrant and the shareholders named therein, as amended.
         Incorporated by reference to exhibits to the Company's
         Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

  4.2    Specimen Certificate of the Registrant's common stock.
         Incorporated by reference to exhibits to the Company's
         Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
         Incorporated by reference to exhibits to the Company's
         Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.2 1992 Stock Option Plan. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.3 Long-Term Incentive Plan. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.4 Employee Stock Purchase Plan. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.5 Mutual Release between the Registrant and Michael J. Watters, dated November 20, 1998. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 Exhibit
   No.                             Description
 -------                           -----------
 10.6    Commercial Lease Agreement between the Registrant and
         CrownInvest I, L.P., dated April 1, 1997, as amended to date.
         Incorporated by reference to exhibits to the Company's
         Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.7    Commercial Lease Agreement between the Registrant and William
         R. Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September
         10, 1999, registration number 333-86937.

 10.8 Master Software License and Service Agreement entered into between Registrant and Qwest Communications Corporation, dated
         May 30, 1997. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September
         10, 1999, registration number 333-86937.

 10.9 Master License, Development and Service Agreement entered into between Registrant and Time Warner Communications Holdings,
         Inc., dated May 7, 1998. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

 10.10 Master Software License and Services Agreement entered into between Registrant and Allegiance Telecom, Inc., dated December
         19, 1997. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September
         10, 1999, registration number 333-86937.

 23.1    Consent of KPMG LLP, independent auditors.

 27.1    Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MetaSolv Software, Inc.

                                                    /s/ James P. Janicki
Dated: March 28, 2000                     By: _________________________________
                                                      James P. Janicki
                                                  Chief Executive Officer

                                                  /s/ Glenn A. Etherington
                                          By: _________________________________
                                                    Glenn A. Etherington
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ John W. White            Chairman of the Board        March 17, 2000
______________________________________
          John W. White

         /s/ James P. Janicki          Chief Executive Officer,     March 17, 2000
______________________________________  President and Director
        James P. Janicki

         /s/ Barry F. Eggers           Director                     March 17, 2000
______________________________________
         Barry F. Eggers

         /s/ David R. Semmel           Director                     March 17, 2000
______________________________________
         David R. Semmel

         /s/ William N. Sick           Director                     March 17, 2000
______________________________________
         William N. Sick

           /s/ Adam Solomon            Director                     March 17, 2000
______________________________________
          Adam Solomon

         /s/ John D. Thornton          Director                     March 17, 2000
______________________________________
        John D. Thornton