Form 10-Q
period 2000-03-31
METASOLV SOFTWARE INC
filed 2000-05-15
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                             ---------------------

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE/
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________


                        Commission File Number 0-17920

                            Metasolv Software, Inc.
            (Exact name of registrant as specified in its charter)


        Delaware                                              75-2436509
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)


                             5560 Tennyson Parkway
                              Plano, Texas 75024
                   (Address of principal executive offices)


      Registrant's telephone number, including area code:  (972) 403-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   [X]  No   [_]

As of April 30, 2000, there were 35,252,236 shares of the registrant's common stock were outstanding.

                           Total Number of Pages: 19

                            METASOLV SOFTWARE, INC.

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets - March 31, 2000 and December 31, 1999...................   3

               Condensed Statements of Operations - Three Months Ended
               March 31, 2000 and 1999...........................................................   4

               Condensed Statements of Cash Flows - Three Months Ended
               March 31, 2000 and 1999............................................................  5

               Notes to Condensed Financial Statements............................................  6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................   7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................  17

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..................................................  18

SIGNATURES.......................................................................................  19

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                            METASOLV SOFTWARE, INC.
                           Condensed Balance Sheets
                       (In thousands, except share data)


                                     ASSETS
                                     ------

                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                       --------       --------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................................    $114,800       $112,341
  Trade accounts receivable, less allowance for doubtful accounts
    of $2,456 at March 31, 2000 and $1,523 December 31, 1999.......      19,133         16,755
  Unbilled receivables.............................................       1,602          4,064
  Prepaid expenses.................................................       3,762          1,845
  Other current assets.............................................       4,543          2,203
                                                                       --------       --------
     Total current assets..........................................     143,840        137,208
  Property, plant and equipment, net...............................      10,893          9,950
  Other assets.....................................................          57             58
                                                                       --------       --------
     Total assets..................................................    $154,790       $147,216
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable...................................................  $  4,556       $  5,503
  Accrued expenses...................................................    11,919         11,094
  Deferred revenue...................................................    12,214         11,694
                                                                       --------       --------
   Total current liabilities.........................................    28,689         28,291
Deferred income taxes................................................       328            310

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding...................................        --             --
  Common stock, $.005 par value, 100,000,000 shares authorized and 35,127,916 issued at March 31, 2000 and 34,504,334
   issued at December 31, 1999.......................................       176            172
  Additional paid-in capital.........................................   121,009        116,508
  Deferred compensation..............................................      (482)          (556)
  Less treasury stock, at cost, 24,000 shares at March 31, 2000 and
   December 31, 1999.................................................       (14)           (14)
  Retained earnings..................................................     5,084          2,505
                                                                       --------       --------
   Total stockholders' equity........................................   125,773        118,615
                                                                       --------       --------
   Total liabilities and stockholders' equity........................  $154,790       $147,216
                                                                       ========       ========

                  See Notes to Condensed Financial Statements

                            METASOLV SOFTWARE, INC.
                      Condensed Statements of Operations
                     (In thousands, except per share data)


                                         Three Months Ended
                                              March 31,
                                           2000      1999
                                          -------   -------
                                             (Unaudited)
Revenues:
  License............................     $13,193   $ 7,274
  Service............................      12,797     7,497
                                          -------   -------
     Total revenues..................      25,990    14,771
                                          -------   -------
Cost of revenues:
  License............................         547       502
  Service............................       7,528     5,593
                                          -------   -------
     Total cost of revenues..........       8,075     6,095
                                          -------   -------
     Gross profit....................      17,915     8,676
                                          -------   -------

Operating expenses:
  Research and development...........       7,047     3,483
  Sales and marketing................       4,647     2,632
  General and administrative.........       3,542     2,102
                                          -------   -------
     Total operating expenses........      15,236     8,217
                                          -------   -------
Income from operations...............       2,679       459
Interest and other income, net.......       1,619        82
                                          -------   -------
Income before taxes..................       4,298       541
Income tax expense...................       1,719       184
                                          -------   -------
Net income...........................     $ 2,579   $   357
                                          =======   =======

Earnings per share of common stock:
  Basic..............................     $  0.07   $  0.03
                                          =======   =======
  Diluted............................     $  0.06   $  0.01
                                          =======   =======

                 See Notes to Condensed Financial  Statements

                   METASOLV SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                (In thousands)

                                                    Three Months Ended
                                                         March 31,
                                                      2000      1999
                                                    --------   -------
                                                       (Unaudited)
Cash Flows from Operating Activities
 Net income.......................................  $  2,579   $   357
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization..................       622       337
   Deferred tax expense (benefit).................      (364)        3
      Tax benefit from employee stock options.....     1,788        --
   Changes in operating assets and liabilities:
     Trade accounts receivable, net...............    (2,378)   (1,117)
     Unbilled receivables.........................     2,462       132
     Other assets.................................    (1,770)       75
     Accounts payable and accrued expenses........      (122)     (604)
     Deferred revenue.............................       520     1,790
                                                    --------   -------
     Net cash provided by operating activities....     3,337       973
                                                    --------   -------

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment........    (1,491)     (355)
                                                    --------   -------
     Net cash used in investing activities........    (1,491)     (355)
                                                    --------   -------

Cash Flows from Financing Activities:
 Borrowings from bank.............................        --     1,866
 Proceeds from common stock transactions..........       613         1
                                                    --------   -------
     Net cash provided by financing activities....       613     1,867
                                                    --------   -------

Increase in cash and cash equivalents.............     2,459     2,485
Cash and cash equivalents, beginning of period....   112,341     7,984
                                                    --------   -------
Cash and cash equivalents, end of period..........  $114,800   $10,469
                                                    ========   =======

                  See Notes to Condensed Financial Statements

                            METASOLV SOFTWARE, INC.
                    Notes to Condensed Financial Statements


1)   Basis of Presentation

     These unaudited condensed financial statements reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2)   Revenue Recognition

     Effective January 1, 2000 the Company adopted Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Adoption of SOP 98-9 did not have a material effect on the Company's financial position or results of operations.

3)   Earnings Per Share

     Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):


                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                         2000      1999
                                                                       --------  --------
     Weighted average common shares outstanding.......................   34,884    11,649
     Effect of dilutive securities:
      Preferred stock.................................................       --    16,245
      Options.........................................................    5,660     3,374
                                                                         ------    ------
     Weighted average common and common equivalent shares outstanding..  40,544    31,268
                                                                         ======    ======

4)   Segment Information


     The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):



                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                         2000      1999
                                                                       --------  --------
     Software license fees............................................   13,193     7,274
     Professional services............................................    8,248     5,456
     Post-contract customer support...................................    4,549     2,041
                                                                         ------    ------
      Total revenues..................................................   25,990    14,771
                                                                         ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

  From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


Results of Operations

  Overview

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

  We market our software and services primarily through our direct sales organization, but also participate with alliance partners to extend the availability of our product and our services in certain customer markets. We have structured the pricing of our TBS software to meet the needs of each of our target market segments, from start-up resellers to large, facility-based incumbent service providers. We charge a base price for the core TBS subsystems, coupled with additional license fees for add-on modules. In addition, we charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of license fees. For a new customer, our initial sale of licenses and associated services, including maintenance and support, will generally range from $750,000 to several millions of dollars.

Percentage of Revenues and Year over Year Growth

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations.

                                 Three Months Ended
                                      March 31,      Percentage Dollar
                                 2000         1999        Change
                                 ----         ----   -----------------
                                    (Unaudited)
Revenues:
  License......................    51%          49%          81%
  Service......................    49%          51%          71%
                                 ----         ----          ---
     Total revenues............   100%         100%          76%
                                 ----         ----          ---
Cost of revenues:
  License......................     2%           3%           9%
  Service......................    29%          38%          35%
                                 ----         ----          ---
     Total cost of revenues....    31%          41%          32%
                                 ----         ----          ---
Gross profit...................    69%          59%         106%
                                 ----         ----          ---
Operating expenses:
  Research and development.....    27%          24%         102%
  Sales and marketing..........    18%          18%          77%
  General and administrative...    14%          14%          69%
                                 ----         ----          ---
     Total operating expenses..    59%          56%          85%
                                 ----         ----          ---
Income from operations.........    10%           3%         484%
                                 ====         ====          ===

  Revenues

  We derive substantially all revenues from the license of our TBS software and the sale of related services, including training, consulting and software maintenance, or post-contract customer support. Licensing and service terms are typically covered by a signed order that references our master agreement with the customer.

  We generally recognize license revenues when a customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to expressed conditions, the fees are fixed or determinable and we consider collection to be probable. Effective January 1, 2000, we began using the "residual method" as required by SOP 98-9 to allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services by deferring the fair market value of the undelivered elements and recognizing the residual amount of the contract upon delivery of the software license. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year. The adoption of SOP 98-9 did not have a material effect on our financial position or results of operations.

  Our quarterly revenues are largely dependent on orders booked and delivered during that quarter. On occasion, consistent with industry practice, we bill license fees in more than one installment. Extended payment terms that do not exceed six months are considered fixed obligations. In these situations, amounts not billed immediately are recorded as unbilled receivables. Contract terms which extend payment obligations beyond six months from shipment of software are deferred and recorded as revenue when billed.

  Total revenues increased 76% to $26.0 million in the first quarter of 2000 from $14.8 million in the same period in 1999.

  License fee revenues increased 81% to $13.2 million in the first quarter of 2000 from $7.3 million in the first quarter of 1999. The increase in license revenues was primarily due to a larger number of next-generation communications companies choosing our TBS product for managing and provisioning their customer orders. Our TBS 2000 product included a new web-ordering interface and additional functionality for provisioning and management of Internet services and xDSL access, which we believe contributed to higher sales for our product.

  Revenues from services increased 71% to $12.8 million in the first quarter of 2000 from $7.5 million in the first quarter of 1999. The growth in service revenues was primarily due to growth in the number of customers subscribing to maintenance agreements, and to a lesser extent, higher implementation consulting and training services associated with growth in license revenues. Professional services revenue increased to $8.2 million in the first quarter of 2000 from $5.5 million in the first quarter of 1999, representing a year over year increase of 51%. Post-contract customer support, or maintenance revenues, increased to $4.5 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999, representing a 123% increase.


  Cost of Revenues

  License Costs. License costs consist primarily of royalties that relate to product features that were originally developed for specific customers, and for third party software used to develop our products. Cost of license revenues also includes costs of packaging materials, the production of software media and documentation.

  License costs of $0.5 million in the first quarter 2000 were essentially equal to license costs in the first quarter of 1999, representing 4% and 7% of license revenues, respectively. License costs as a percentage of license revenues decreased due to a reduced reliance on customer-funded development to introduce new software functionality.

  Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support services. These costs include compensation, travel and related expenses for MetaSolv employees and fees for third-party consultants who provide services for our customers.

  Service costs increased to $7.5 million in the first quarter of 2000 from $5.6 million in the first quarter of 1999, representing 59% and 75% of services revenues in each quarter, respectively. These increases in service costs resulted from the significant expansion of our professional services resources across all categories, including professional services, training and post-contract customer support. First quarter 2000 costs include increased facilities expenses related to our new Training and Application Development Center where customers, system integrators, software vendors and alliance partners can simulate customer operating environments, develop and test customer solutions. The decrease in service costs as a percentage of service revenues was primarily due to proportionately less reliance on third-party subcontractors to provide consulting services, efficiencies derived from repeatable consulting packages, and the relatively faster growth of revenues from maintenance agreements.


  Operating Expenses

  Research and Development Expenses. Research and development expenses consist of costs related to our staff of software developers, contracted development services costs, and the associated infrastructure costs required to support software product development. Product research and development expenses doubled to $7.0 million in the first quarter of 2000 from $3.5 million in the first quarter of 1999. These costs represent 27% and 24% of total revenues in each period, respectively. The increase in expenses was due to a rapid increase in product development personnel and contracted development expenses to meet market demand for new features, functionality and advances in product architecture. The new functionality includes continued enhancements for high-speed Internet and data communications networks, and adapting our software for international differences in data formats, standards and language. We expect to continue to increase our investment in product development to address emerging technologies and to extend product functionality for next-generation communications providers.

  Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Accordingly, we have not capitalized any software development costs.

  Sales and Marketing Expenses. We market our software and services primarily through our direct sales organization in North America, Europe and Latin America. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our TBS software in our targeted markets. Sales and marketing expenses increased 77% to $4.6 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999, representing 18% of total revenues in both periods. Sales and marketing expenses increased primarily due to the expansion of our sales and marketing staff, higher commission expense, and increased travel costs in response to the demand for our TBS software. We expect that our sales and marketing expenses will continue to increase, particularly as we pursue business in Europe and Latin America.

  General and Administrative Expenses. General and administrative expenses consist of costs related to finance and accounting, legal, human resources, facilities, information systems and corporate management that were not allocated to other departments. General and administrative expenses increased 69% to $3.5 million in the first quarter of 2000 from $2.1 million in the first quarter of 1999, representing 14% of revenues in both periods. The increase in general and administrative expenses resulted primarily from increases in staffing required to support the increased scale of our operations, and an increase in facilities costs related to our new 100,000 square foot building in Plano, Texas. We expect general and administrative expenses to continue to increase to support business growth, including costs to build our international operations.


  Interest and Other Income, Net

  Interest and other income, net, consists of interest income on the Company's cash and marketable securities, interest expense on money borrowed, and other items, including gains and losses on disposition of assets. Interest and other income, net, increased to $1.6 million the first three months of 2000 from $0.1 million in the first three months of 1999, reflecting the interest earned on higher cash balances that resulted from the Company's initial public offering in November 1999.


  Income Tax Expense

  Income tax expense increased to $1.7 million in the first quarter of 2000 from $0.2 million in the first quarter of 1999, as a result of higher pre-tax income and a higher effective tax rate. As a percentage of income before taxes, income tax expense was 40% and 34% in each period, respectively. The variance from the U.S. statutory rate in 2000 was primarily due to state and local income taxes, and expenses that are not deductible for federal income tax purposes.


Liquidity and Capital Resources

  At March 31, 2000, our primary sources of liquidity were cash and cash equivalents totaling $114.8 million and representing 74% of total assets. Cash assets include $100.4 million in net proceeds from our initial public stock offering on November 17, 1999. The Company has invested its cash in excess of current operating requirements in short term investment grade securities that are available for sale as needed to finance future growth.

  Our operating activities generated $3.3 million in cash during the first quarter of 2000, compared to $1.0 million generated in the same period in 1999. Cash from operating activities increased primarily due to the improved profitability of the Company, tax benefits related to exercise and sale of stock options, partially offset by cash used for payment of sales commissions on transactions where we have not yet recognized the revenue or expense.

  Net cash used for investing activities was $1.5 million in the first quarter of 2000, compared to $0.4 million in the same period in 1999. The increase in cash used for investing activities reflects increased purchases of computing equipment and leasehold improvements.

  The Company generated $0.6 million in cash from the proceeds of stock option exercises in the first quarter of 2000 compared to $1.9 million in bank borrowings in the same period in 1999.

  We believe that our current cash balances, together with cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, we evaluate potential acquisitions of complementary businesses or products. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

  Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents; investments with maturities between three months and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At March 31, 2000, all investments have less than three months to maturity. The weighted average pre-tax interest rate on the investment portfolio is approximately 6.1%. We do not expect any material loss with respect to our investment portfolio.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits.

               None

     (b)       No reports were filed on Form 8-K during the reporting period.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   May 12, 2000



                                METASOLV SOFTWARE, INC.


                                /s/ Glenn A. Etherington
                                ----------------------------------
                                Glenn A. Etherington
                                Chief Financial Officer
                                Duly Authorized Officer on behalf of the
                                Registrant