Form 10-Q
period 2000-06-30
METASOLV SOFTWARE INC
filed 2000-08-14
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

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

     Yes [X]  No [_]

As of July 31, 2000, there were 35,465,400 shares of the registrant's common stock outstanding.

                           Total Number of Pages: 20

                            METASOLV SOFTWARE, INC.

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets - June 30, 2000 and December 31, 1999....    3

               Condensed Statements of Operations - For the Three and Six
                 Months Ended June 30, 2000 and 1999.............................    4

               Condensed Statements of Cash Flows - Six Months Ended June 30,
                 2000 and 1999...................................................    5

               Notes to Condensed Financial Statements...........................    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................    7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk........   18

PART II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders...............   19

     Item 6.   Exhibits and Reports on Form 8-K..................................   19

SIGNATURES.......................................................................   20

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            METASOLV SOFTWARE, INC.
                           Condensed Balance Sheets
                       (In thousands, except share data)

                                     ASSETS
                                     ------
                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                      --------    ------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................................    $124,501       $112,341
  Trade accounts receivable, less allowance for doubtful accounts
    of $3,500 in 2000 and $1,523 in 1999...........................      22,725         16,755
  Unbilled receivables.............................................       2,521          4,064
  Prepaid expenses.................................................       3,573          1,845
  Other current assets.............................................       4,120          2,203
                                                                       --------       --------
     Total current assets..........................................     157,440        137,208
Property, plant and equipment, net.................................      12,106          9,950
Other assets.......................................................          60             58
                                                                       --------       --------
     Total assets..................................................    $169,606       $147,216
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable................................................     $  6,051       $  5,503
  Accrued expenses................................................       13,856         11,094
  Deferred revenue................................................       17,404         11,694
                                                                       --------       --------
   Total current liabilities......................................       37,311         28,291
Deferred income taxes.............................................          324            310

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding................................           --             --
  Common stock, $.005 par value, 100,000,000 shares authorized,
   35,444,139 issued at June 30, 2000 and 34,504,334 issued at
   December 31, 1999..............................................          177            172
  Additional paid-in capital......................................      123,372        116,508
  Deferred compensation...........................................         (407)          (556)
  Less treasury stock, at cost, 480 shares at June 30, 2000 and
   24,000 shares at December 31, 1999.............................           --            (14)
  Retained earnings...............................................        8,829          2,505
                                                                       --------       --------
   Total stockholders' equity.....................................      131,971        118,615
                                                                       --------       --------
   Total liabilities and stockholders' equity.....................     $169,606       $147,216
                                                                       ========       ========

                  See Notes to Condensed Financial Statements

                            METASOLV SOFTWARE, INC.
                      Condensed Statements of Operations
                     (In thousands, except per share data)

                                        Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                       -------------------   -------------------
                                        2000        1999       2000        1999
                                       -------     -------   -------     -------
                                           (Unaudited)          (Unaudited)
Revenues:
  License............................  $15,744     $ 9,891   $28,937     $17,165
  Service............................   16,553       7,475    29,350      14,972
                                       -------     -------   -------     -------
     Total revenues..................   32,297      17,366    58,287      32,137
                                       -------     -------   -------     -------
Cost of revenues:
  License............................      583         398     1,130         900
  Service............................    9,781       6,097    17,309      11,690
                                       -------     -------   -------     -------
     Total cost of revenue...........   10,364       6,495    18,439      12,590
                                       -------     -------   -------     -------
     Gross profit....................   21,933      10,871    39,848      19,547
                                       -------     -------   -------     -------

Operating expenses:
  Research and development...........    7,031       3,859    14,078       7,342
  Sales and marketing................    6,591       3,368    11,239       5,999
  General and administrative.........    4,013       3,000     7,554       5,102
                                       -------     -------   -------     -------
     Total operating expenses........   17,635      10,227    32,871      18,443
                                       -------     -------   -------     -------
Income from operations...............    4,298         644     6,977       1,104
Interest and other income, net.......    1,969          54     3,588         136
                                       -------     -------   -------     -------
Income before taxes..................    6,267         698    10,565       1,240
Income tax expense...................    2,522         339     4,241         524
                                       -------     -------   -------     -------
Net income...........................  $ 3,745     $   359   $ 6,324     $   716
                                       =======     =======   =======     =======

Earnings per share of common stock:
  Basic..............................  $  0.11     $  0.03   $  0.18     $  0.06
                                       =======     =======   =======     =======
  Diluted............................  $  0.09     $  0.01   $  0.16     $  0.02
                                       =======     =======   =======     =======

                  See Notes to Condensed Financial Statements

                   METASOLV SOFTWARE, INC. AND SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                (In thousands)

                                                     Six Months Ended
                                                         June 30,
                                                    ------------------
                                                      2000       1999
                                                    --------   -------
                                                       (Unaudited)
Cash Flows from Operating Activities:
 Net income.......................................  $  6,324   $   716
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization..................     1,318       698
   Loss on asset disposal.........................        22        12
   Deferred tax expense (benefit).................    (1,946)     (305)
   Tax benefit from employee stock options........     3,892        --
   Changes in operating assets and liabilities:
      Trade accounts receivable, net..............    (5,970)   (2,952)
      Unbilled receivables........................     1,543      (822)
      Other assets................................    (1,687)      447
      Accounts payable and accrued expenses.......     3,310     1,548
      Deferred revenue............................     5,710     3,082
                                                    --------   -------
     Net cash provided by operating activities....    12,516     2,424
                                                    --------   -------

Cash Used In Investing Activities:
 Purchase of property, plant and equipment........    (3,347)   (1,097)
                                                    --------   -------

Cash Flows from Financing Activities:
 Borrowings from bank.............................        --     1,866
 Proceeds from common stock transactions..........     2,991        45
                                                    --------   -------
     Net cash provided by financing activities....     2,991     1,911
                                                    --------   -------

Increase in cash and cash equivalents.............    12,160     3,238
Cash and cash equivalents, beginning of period....   112,341     7,984
                                                    --------   -------
Cash and cash equivalents, end of period..........  $124,501   $11,222
                                                    ========   =======

                  See Notes to Condensed Financial Statements

                            METASOLV SOFTWARE, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1)   Basis of Presentation

     These unaudited condensed financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

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

3)   Earnings Per Share

     Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                        Three Months Ended  Six Months Ended
                                                             June 30,           June 30,
                                                        ------------------  ----------------
                                                          2000       1999     2000     1999
                                                        --------    ------  -------   ------
          Weighted average common shares outstanding..    35,375    11,750   35,129   11,700
          Effect of dilutive securities:
           Preferred stock............................        --    16,245       --   16,245
           Options....................................     5,040     3,183    5,350    3,278
                                                          ------    ------   ------   ------
           Weighted average common and common
           equivalent shares outstanding..............    40,415    31,178   40,479   31,223
                                                          ======    ======   ======   ======

4)   Segment Information

     The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

                                                        Three Months Ended  Six Months Ended
                                                             June 30,           June 30,
                                                        ------------------  ----------------
                                                          2000       1999     2000     1999
                                                        --------    ------  -------   ------
          Software license fees...........               $15,744   $ 9,891  $28,937  $17,165
          Professional services...........                10,939     5,304   19,186   10,760
          Post-contract customer support..                 5,614     2,171   10,164    4,212
                                                         -------   -------  -------  -------
           Total revenues.................               $32,297   $17,366  $58,287  $32,137
                                                         =======   =======  =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q regarding: the possibility that we will use third party developed software: our belief that direct sales will continue to generate the majority of new license revenues; our expectation of continued growth in the communications industry and the internet; our expectation that an increasing portion of future revenues will be generated overseas; the possibility that license costs may increase as a percentage of revenue; our expectation that service costs, sales and marketing expenses, and general and administrative expenses will continue to increase; our expectation that we will continue to increase investment in product development; our belief that current cash balances and expected cash flows will generate sufficient cash for our needs; our plans to expand relationships with systems integrators and third-party resellers; and our plans for international expansion. The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results." The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

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

                                           Three Months                               Six Months
                                           Ended June 30,                           Ended June 30,
                                       ----------------------           --------------------------------------
                                                                                             Percentage Dollar
                                       2000              1999           2000           1999       Change
                                       ----------------------           -------------------  -----------------
                                            (Unaudited)                                (Unaudited)
Revenues:
  License.........................      49%               57%            50%            53%          69%
  Service.........................      51%               43%            50%            47%          96%
                                       ---               ---            ---            ---        -----
   Total revenues.................     100%              100%           100%           100%          81%
                                       ---               ---            ---            ---        -----

Cost of revenues:
  License.........................       2%                2%             2%             3%          26%
  Service.........................      30%               35%            30%            36%          48%
                                       ---               ---            ---            ---        -----
   Total cost of revenues.........      32%               37%            32%            39%          46%
                                       ---               ---            ---            ---        -----

Gross profit......................      68%               63%            68%            61%         104%
                                       ---               ---            ---            ---        -----

Operating expenses:
  Research and development........      22%               22%            24%            23%          92%
  Sales and marketing.............      20%               19%            19%            19%          87%
  General and administrative......      12%               17%            13%            16%          48%
                                       ---               ---            ---            ---        -----
   Total operating expenses.......      55%               59%            56%            57%          78%
                                       ---               ---            ---            ---        -----

Income from operations............      13%                4%            12%             3%         532%

Interest and other income, net....       6%                0%             6%             0%       2,538%
                                       ---               ---            ---            ---        -----

Income before taxes...............      19%                4%            18%             4%         752%
Income tax expense................       8%                2%             7%             2%         709%
                                       ---               ---            ---            ---        -----
Net income........................      12%                2%            11%             2%         783%
                                       ===               ===            ===            ===        =====

     Revenues

     We derive substantially all revenues from the license of our TBS software and the sale of related services, including training, consulting and software maintenance, or post-contract customer support. Licensing and service terms are typically covered by a signed order that references our master agreement with the customer.

     We generally recognize license revenues when a customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to expressed conditions, the fees are fixed or determinable and we consider collection to be probable. Effective January 1, 2000, we began using the "residual method" as required by SOP 98-9 to allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services by deferring the fair market value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

     To extend the capabilities of TBS software, some future license sales may include complementary software developed by third parties. On June 28, 2000, we announced an agreement in principle with Cygent, Inc., under which we will incorporate Cygent's eBusiness solutions under our own brand within the TBS software suite. Including Cygent's eBusiness solutions within TBS will enable our customers to offer business online, including one-to-one marketing, online shopping and ordering, electronic bill presentment and payment, customer self-care, and provide a web-based solution for pre-qualification and ordering of DSL services. From time to time we also evaluate opportunities to provide a broader solution to our customers by acquiring complementary software technology.

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

     Total revenues: Total revenues increased 86% to $32.3 million for the quarter ended June 30, 2000 from $17.4 million for the quarter ended June 30, 1999. For the first six months of 2000, total revenues increased 81% to $58.3 million from $32.1 million in the first six months of 1999. The increase in revenues is primarily related to an increase in the size of the active customer base from 48 at June 30, 1999 to 95 as of June 30, 2000.

     License fees: Revenues from software license fees increased 59% to $15.7 million for the quarter ended June 30, 2000 from $9.9 million for the quarter
ended June 30, 1999.   For the first six months of 2000, software license
revenues increased 69% to $28.9 million from $17.2 million for the first six months of 1999. The increases in revenues were primarily due to a larger number of next-generation communications companies choosing our TBS product for managing and fulfilling their customer orders, and also to new TBS product functionality that resulted in larger sales to new customers and follow-on sales to existing customers. Although we believe that direct sales will continue to generate the majority of new license revenues, our strategy includes the use of sales partners where practical to extend our market reach.

     Services: Services revenue increased 121% to $16.6 million for the quarter ended June 30, 2000 from $7.5 million for the quarter ended June 30, 1999. For the first six months of 2000, services revenues increased 96% to $29.4 million from $15.0 million for the equivalent period in 1999. Services revenue includes both maintenance and implementation consulting and training services.

     Implementation consulting and training revenues increased 106% to $10.9 million for the quarter ended June 30, 2000 from $5.3 million for the quarter ended June 30, 1999. For the first six months of 2000, consulting and training services revenue increased 78% to $19.2 million from $10.8 million for the first six months 1999. The increase in consulting and training revenues was primarily due to the larger number of TBS sales requiring implementation services, shortened implementation cycle times, an increase in the number of implementation partners and increased sales of training classes to our installed base of customers.

     Maintenance revenues increased 159% to $5.6 million for the quarter ended June 30, 2000 from $2.2 million for the quarter ended June 30, 1999. For the first six months of 2000, maintenance revenues increased 141% to $10.2 million from $4.2 million for the first six months of 1999. The increases in maintenance revenue are due to a larger installed customer base subscribing to post-contract customer support.

     We expect continued growth in the communications industry and the Internet during the next six to twelve months, and continued demand for our TBS software and related services. We expect an increasing portion of our future revenues to be generated overseas. However, there can be no assurances concerning the extent of our success in generating future sales in new or existing markets.

     Cost of Revenues

     License Costs. License costs consist primarily of royalties that relate to product features that were originally developed for specific customers, and for third party software used to develop our products. Cost of license revenues also includes costs of packaging materials, the production of software media and documentation.

     License costs were $0.6 million and $0.4 million for the quarters ended June 30, 2000 and 1999, respectively, representing 4% of license revenues for both periods. For the six-month periods ending June 30, 2000 and 1999, license costs were $1.1 million and $0.9 million, representing 4% and 5% of revenues for each period, respectively. The increases in costs resulted from an increase in revenues upon which royalties were based. The decrease as a percentage of license revenues was due to reduced reliance on customer-funded development to introduce new software functionality.

     Future license costs may increase as a percentage of revenue due to an increased use of third party software that is sold or imbedded in our products. In addition, license costs will increase in absolute terms due to minimum purchase commitments contained in the Cygent OEM agreement.

     Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support services. These costs include compensation, travel and related expenses for MetaSolv employees and fees for third-party consultants who provide services for our customers.

     Service costs were $9.8 million and $6.1 million for the quarters ending June 30, 2000 and 1999, representing 59% and 82% of services revenues for each quarter, respectively. For the six months ending June 30, 2000 and 1999, service costs were $17.3 million and $11.7 million, representing 59% and 78% of revenues for each period, respectively. These increases in service costs resulted from the significant increase in the number of consultants, trainers and customer support staff. The decrease in service costs as a percentage of service revenues was primarily due to efficiencies derived from repeatable implementation processes and standard, customizable tools that have reduced implementation times and costs for tasks such as data migration. Additionally, the decrease in service costs as a percentage of revenue was also due to proportionately less reliance on third-party subcontractors and the relatively faster growth of revenues from maintenance agreements.

     We expect service costs to continue to increase during the next twelve months due to continued demand for implementation services, and also to provide post-contract customer support and training to our installed customer base. We anticipate additional infrastructure costs to strengthen local support to our customers in Europe and Latin America.

     Operating Expenses

     Research and Development Expenses. Research and development expenses consist of costs related to our staff of software developers, contracted development services costs, and the associated infrastructure costs required to support software product development. Product research and development expenses increased 82% to $7.0 million for the quarter ended June 30, 2000 from $3.9 million for the quarter ended June 30, 1999, representing 22% of total revenues for both periods. These same expenses were $14.1 million and $7.3 million for the six-month periods ending June 30, 2000 and 1999, representing 24% and 23% of revenues, respectively. The increases in expenses were due to an increase in product development personnel and contracted development expenses to meet market demand for new features, functionality and advances in product architecture, as well as to address regulatory changes that affect our customer base. The new functionality includes continued enhancements for Internet and data communications networks and adapting our software for international differences in data formats, standards and language. We expect to continue to increase our investment in product development to address emerging technologies and to extend product functionality for next-generation communications providers.

     Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Accordingly, we have not capitalized any software development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, advertising, trade show and other related expenses required to sell our TBS software in our targeted markets. Sales and marketing expenses were $6.6 million and $3.4 million for the quarters ended June 30, 2000 and 1999, respectively, representing 20% and 19% of revenues for each period, respectively. These same expenses were $11.2 million and $6.0 million for the first six months of 2000 and 1999, representing 19% of revenues for both periods. Sales and marketing expenses increased primarily due to the expansion of our sales and marketing staff and higher commission expense as a result of higher revenues. We expect sales and marketing expenses will continue to increase, particularly as we pursue business in Europe and Latin America.

     General and Administrative Expenses. General and administrative expenses consist of costs related to finance and accounting, legal, human resources, facilities, information systems and corporate management that were not allocated to other departments. General and administrative expenses were $4.0 million and $3.0 million for the quarters ended June 30, 2000 and 1999, representing 12% and 17% of revenues for each period, respectively. These same expenses were $7.6 million and $5.1 million for the first six months of 2000 and 1999, representing 13% and 16% of revenues, respectively. The increase in general and administrative expenses resulted primarily from increases in staffing required to support the increased scale of our operations, higher facilities expenses, and an increase in the allowance for doubtful accounts. The decrease as a percentage of revenue resulted primarily from the increased revenue base and costs that are relatively fixed in the near-term. We expect general and administrative expenses to continue to increase to support business growth, including costs to strengthen our international operations.

     Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest income on cash and marketable securities, and also includes interest expense on money borrowed, and other items, including gains and losses on disposition of assets. Interest and other income, net, was $2.0 million and $0.1 million for the quarters ended June 30, 2000 and 1999, respectively, and $3.6 million and $0.1 million for the first six months of 2000 and 1999, respectively. The increase in other income, net, for both periods primarily reflects the interest earned on higher cash balances that resulted from the Company's initial public offering in November 1999.

     Income Tax Expense

     Income tax expenses were $2.5 million and $0.3 million for the quarters ended June 30, 2000 and 1999, representing 40% and 49% of pre-tax income for each period, respectively. For the six-month period ending June 30, 2000 and 1999, income tax expenses were $4.2 million and $0.5 million, representing 40% and 42% of pre-tax income for each period, respectively. The higher tax expense for 2000 reflects higher pre-tax income. As a percentage of pre-tax income, the higher rates in 1999 were primarily due to a non-recurring state tax adjustment.

Liquidity and Capital Resources

     At June 30, 2000, our primary sources of liquidity were cash and cash equivalents totaling $124.5 million and representing 73% of total assets, an increase of $12.2 million compared to $112.3 million on December 31, 1999, representing 76% of total assets.

     Cash provided by operating activities was $12.5 million for the six months ended June 30, 2000, compared to $2.4 million generated for the same period in 1999. Net cash provided by operating activities increased primarily due to improved profitability, an increase in deferred revenue and tax benefits related to exercise and sale of stock options, partially offset by an increase in accounts receivable.

     Net cash used in investing activities was $3.3 million for the six-month period ended June 30, 2000, compared to $1.1 million for the same period in 1999. The increase in cash used in investing activities reflects increased purchases of computing equipment, and also furniture and fixtures and leasehold improvements related to expansion of our facilities.

     The Company generated $3.0 million in cash from the proceeds of stock option exercises during the six-month period ended June 30, 2000 compared to $1.9 million in bank borrowings for the same period in 1999.

     We believe that our current cash balances, together with cash flows generated by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The Company has invested its cash in excess of current operating requirements in short term investment grade securities that are available for sale as needed to finance future growth. In July 2000, the Company made a $2.0 million minority equity investment in Cygent, Inc, providing Cygent with funds to accelerate its sales, marketing, product development and business development activities, and to expand its international presence. From time to time, we evaluate potential acquisitions in complementary businesses or products. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

Certain Factors That May Affect Future Results

     The Communications Market is Changing Rapidly, and Failure to Anticipate and React to the Rapid Change Could Result in Loss of Customers or Wasteful Spending

     Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are based on leading technologies and that are capable of adapting to changing technologies, industry standards, regulatory changes and customer preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

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

     If the Internet and Internet-Based Services Growth Slows, Demand for Our Products May Fall

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

     We forecast the volume and timing of orders for our operational planning, but these forecasts are based on many factors and subjective judgments, and we cannot assure their accuracy. We have hired and trained a large number of personnel in core areas, including product development and professional services, based on our forecast of future revenues. As a result, significant portions of our operating expenses are fixed in the short term. Therefore, failure to generate revenue according to our expectations in a particular quarter could have an immediate negative effect on results for that quarter.

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

     In Order to Generate Increased Revenue, We Need to Expand Our Sales and Distribution Capabilities

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

     Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents; investments with maturities between three months and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At June 30, 2000, all investments have less than three months to maturity. The weighted average pre-tax interest rate on the investment portfolio is approximately 6.7%. We do not expect any material loss with respect to our investment portfolio.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 16, 2000, David R. Semmel and Royce J. Holland were elected as directors to serve three year terms. In addition, we ratified the appointment of KPMG, LLP as our independent auditors for the fiscal year ending December 31, 2000.

     The following table sets forth the number of shares of Common Stock that were voted for or against or abstained from each matter:

                                                                            For        Against      Abstained
                                                                            ---        -------      ---------
  1. To elect two directors of the Board of Directors to serve until their three-year term expires or until their successors have been duly elected and qualified.

          David R. Semmel                                                32,549,142
          Royce J. Holland                                               32,549,142

  2. To ratify the appointment of KPMG, LLP as the Company's independent auditors for the fiscal year ending December 31,
     2000.                                                               32,557,709      1,730          5,266

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

       None

  (b)  No reports were filed on Form 8-K during the reporting period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000

                            METASOLV SOFTWARE, INC.

                            /s/ Glenn A. Etherington
                            ------------------------
                            Glenn A. Etherington
                            Chief Financial Officer
                            Duly Authorized Officer on behalf of the Registrant