Form 10-Q
period 2000-09-30
METASOLV SOFTWARE INC
filed 2000-11-13
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          -------------------------


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _____________


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

     Yes  [X]  No [ ]

As of October 31, 2000, there were 35,739,916 shares of the registrant's common stock outstanding.

                            METASOLV SOFTWARE, INC.

                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Balance Sheets - September 30, 2000 and December 31, 1999................     3

              Condensed Statements of Operations - For the Three and Nine
              Months Ended September 30, 2000 and 1999...........................................     4

              Condensed Statements of Cash Flows - For the Nine Months Ended
              September 30, 2000 and 1999........................................................     5

              Notes to Condensed Financial Statements............................................     6

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................     7

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................    18

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K...................................................    19

SIGNATURES.......................................................................................    20


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            METASOLV SOFTWARE, INC.
                            Condensed Balance Sheets
                       (In thousands, except share data)

                                     ASSETS
                                     ------

                                                                       September 30,   December 31,
                                                                            2000           1999
                                                                          --------       --------
                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents........................................       $113,852       $112,341
  Marketable securities............................................          5,061             --
  Trade accounts receivable, less allowance for doubtful accounts
    of  $4,968 in September 2000 and $1,523 in 1999................         23,562         16,755
  Unbilled receivables.............................................          1,916          4,064
  Prepaid expenses.................................................          5,467          1,845
  Other current assets.............................................          4,726          2,203
                                                                          --------       --------
     Total current assets..........................................        154,584        137,208
Property, plant and equipment, net.................................         13,118          9,950
Equity investments.................................................          4,000             --
Other assets.......................................................          7,176             58
                                                                          --------       --------
     Total assets..................................................       $178,878       $147,216
                                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable................................................        $  8,758       $  5,503
  Accrued expenses................................................          15,335         11,094
  Deferred revenue................................................          17,449         11,694
                                                                          --------       --------
   Total current liabilities......................................          41,542         28,291

Deferred income taxes.............................................             200            310

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding................................              --             --
  Common stock, $.005 par value, 100,000,000 shares authorized,
   35,673,866 issued at September 30, 2000 and 34,504,334
   issued at December 31, 1999....................................             179            172
  Additional paid-in capital......................................         123,785        116,508
  Deferred compensation...........................................            (343)          (556)
  Treasury stock, at cost, 24,000 shares at December 31, 1999.....              --            (14)
  Retained earnings...............................................          13,515          2,505
                                                                          --------       --------
   Total stockholders' equity.....................................         137,136        118,615
                                                                          --------       --------
   Total liabilities and stockholders' equity.....................        $178,878       $147,216
                                                                          ========       ========

                  See Notes to Condensed Financial Statements

                            METASOLV SOFTWARE, INC.
                       Condensed Statements of Operations
                     (In thousands, except per share data)


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       --------------------  --------------------
                                         2000        1999      2000        1999
                                       -------     -------   -------     -------
                                            (Unaudited)          (Unaudited)
Revenues:
  License............................  $19,216     $10,038   $48,153     $27,202
  Service............................   16,570       8,811    45,920      23,783
                                       -------     -------   -------     -------
     Total revenues..................   35,786      18,849    94,073      50,985
                                       -------     -------   -------     -------
Cost of revenues:
  License............................      901         362     2,031       1,262
  Service............................    8,926       6,600    26,235      18,293
                                       -------     -------   -------     -------
     Total cost of revenues..........    9,827       6,962    28,266      19,555
                                       -------     -------   -------     -------
     Gross profit....................   25,959      11,887    65,807      31,430
                                       -------     -------   -------     -------

Operating expenses:
  Research and development...........    8,450       4,675    22,528      12,017
  Sales and marketing................    6,287       3,940    17,525       9,940
  General and administrative.........    5,875       2,394    13,430       7,496
                                       -------     -------   -------     -------
     Total operating expenses........   20,612      11,009    53,483      29,453
                                       -------     -------   -------     -------
Income from operations...............    5,347         878    12,324       1,977
Interest and other income (expense),
  net................................    2,016         (49)    5,604          87
                                       -------     -------   -------     -------
Income before taxes..................    7,363         829    17,928       2,064
Income tax expense...................    2,677         366     6,918         890
                                       -------     -------   -------     -------
Net income...........................  $ 4,686     $   463   $11,010     $ 1,174
                                       =======     =======   =======     =======

Earnings per share of common stock:
  Basic..............................    $0.13       $0.04     $0.31       $0.10
                                       =======     =======   =======     =======
  Diluted............................    $0.12       $0.01     $0.27       $0.04
                                       =======     =======   =======     =======

                  See Notes to Condensed Financial Statements

                    METASOLV SOFTWARE, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                    -------------------
                                                       2000      1999
                                                    --------   -------
                                                        (Unaudited)

Cash Flows from Operating Activities:
 Net income.......................................  $ 11,010   $ 1,174
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization..................     2,121     1,104
   Loss on asset disposal.........................        21       130
   Deferred tax expense (benefit).................    (2,691)     (261)
   Tax benefit from employee stock options........     3,892        --
   Changes in operating assets and liabilities:
      Trade accounts receivable, net..............    (6,807)   (2,283)
      Unbilled receivables........................     2,148    (2,551)
      Other assets................................    (3,591)     (203)
      Accounts payable and accrued expenses.......     7,496     1,147
      Deferred revenue............................     5,755     6,073
                                                    --------   -------
     Net cash provided by operating activities....    19,354     4,330
                                                    --------   -------

Cash Used In Investing Activities:
 Purchases of property, plant and equipment.......    (5,097)   (1,904)
 Purchases of equity investments..................    (4,000)       --
 Purchases of marketable securities...............   (12,152)       --
                                                    --------   -------
     Net cash used in investing activities........   (21,249)   (1,904)
                                                    --------   -------

Cash Flows from Financing Activities:
 Borrowings from bank.............................        --     1,866
 Payments on bank borrowings......................        --      (104)
 Proceeds from common stock transactions..........     3,018       246
 Re-issuance and purchase of treasury stock.......       388       (14)
                                                    --------   -------

     Net cash provided by financing activities....     3,406     1,994
                                                    --------   -------

Increase in cash and cash equivalents.............     1,511     4,420
Cash and cash equivalents, beginning of period....   112,341     7,984
                                                    --------   -------
Cash and cash equivalents, end of period..........  $113,852   $12,404
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

3)  Earnings Per Share

    Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                   Three Months Ended  Nine Months Ended
                                                     September 30,       September 30,
                                                   ------------------  -----------------
                                                       2000      1999      2000     1999
                                                     ------    ------    ------   ------
     Weighted average common shares outstanding..    35,598    11,937    35,285   11,781
     Effect of dilutive securities:
      Preferred stock............................        --    16,245        --   16,245
      Options....................................     4,807     3,649     5,170    3,420
                                                     ------    ------    ------   ------
      Weighted average common and common
      equivalent shares outstanding..............    40,405    31,831    40,455   31,446
                                                     ======    ======    ======   ======

4)  Segment Information


    The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):


                                       Three Months Ended   Nine Months Ended
                                         September 30,         September 30,
                                       ------------------     ----------------
                                          2000      1999        2000     1999
                                        -------   -------     -------  -------
     Software license fees...........   $19,216   $10,038     $48,153  $27,202
     Professional services...........     8,549     6,095      27,735   16,855
     Post-contract customer support..     8,021     2,716      18,185    6,928
                                        -------   -------     -------  -------
      Total revenues.................   $35,786   $18,849     $94,073  $50,985
                                        =======   =======     =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

  From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q regarding: our expectation that expenses will continue to increase; the possibility that we will use third party developed software; our belief that direct sales will continue to generate the majority of new license revenues; our expectation of continued growth in the communications industry and the internet; our expectation that an increasing portion of future revenues will be generated overseas; the possibility that license costs may increase as a percentage of revenue; our expectation that service costs, sales and marketing expenses, and general and administrative expenses will continue to increase; our expectation that we will continue to increase investment in product development; our belief that current cash balances and expected cash flows will generate sufficient cash for our needs; our plans to expand relationships with systems integrators and third-party resellers; and our plans for international expansion. The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results." The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


Results of Operations

  Overview

  We are a leading provider of software designed to make it easier for emerging competitive communications service providers to take, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long-distance telephone services, high-speed data services and Internet services, often as a bundled offering. We derive substantially all of our revenue from the sale of licenses, related professional services, and maintenance and support of our Telecom Business Solution(TM) (TBS(TM)) software to these convergent communications service providers.

  We market our software and services primarily through our direct sales organization, but also participate with alliance partners to extend the availability of our product and services in some geographic markets. We have structured the pricing of our TBS software to meet the needs of each of our target market segments, from start-up providers of next generation services to large, facility-based incumbent service providers. We charge a base price for the core TBS subsystems, coupled with additional license fees for add-on modules. In addition, we charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of license fees. For a new customer, our initial sale of licenses and associated services, including maintenance and support, will generally range from one to several millions of dollars.

  We occasionally include complementary software developed by third parties to extend the capabilities of TBS software, accelerate product introductions and to otherwise utilize proprietary intellectual property. In July 2000 we entered into a one year agreement with Cygent, Inc., which is renewable for two additional annual periods at our option. Under this agreement we are incorporating Cygent's eBusiness solutions within the TBS software suite under our own brand to enable our customers to offer business online, including one-to-one marketing, online shopping and ordering, electronic bill presentment and payment, customer self-care, and provide a web-based solution for pre-qualification and ordering of DSL services. Our contract with Cygent includes royalty payments to Cygent for each license we sell that contains embedded Cygent software, with a minimum payment of $10 million for the contractual year. From time to time we also evaluate opportunities to provide a broader solution to our customers by acquiring complementary software technology.

Percentage of Revenues and Year over Year Growth

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations.


                                             Three Months                                        Nine Months
                                         Ended September 30,                                    Ended September 30,
                                       -----------------------                  ------------------------------------------
                                                                                                         Percentage Dollar
                                         2000          1999                         2000          1999      Change
                                       --------------------                     ------------------------ -----------------
                                            (Unaudited)                                           (Unaudited)
Revenues:
  License.........................        54%           53%                          51%            53%        77%
  Service.........................        46%           47%                          49%            47%        93%
                                         ---           ---                          ---            ---      -----
   Total revenues.................       100%          100%                         100%           100%        85%
                                         ---           ---                          ---            ---      -----

Cost of revenues:
  License.........................         3%            2%                           2%             2%        61%
  Service.........................        25%           35%                          28%            36%        43%
                                         ---           ---                          ---            ---      -----
   Total cost of revenues.........        27%           37%                          30%            38%        45%
                                         ---           ---                          ---            ---      -----

Gross profit......................        73%           63%                          70%            62%       109%
                                         ---           ---                          ---            ---      -----

Operating expenses:
  Research and development........        24%           25%                          24%            24%        87%
  Sales and marketing.............        18%           21%                          19%            19%        76%
  General and administrative......        16%           13%                          14%            15%        79%
                                         ---           ---                          ---            ---      -----
   Total operating expenses.......        58%           58%                          57%            58%        82%
                                         ---           ---                          ---            ---      -----

Income from operations............        15%            5%                          13%             4%       523%

Interest and other income
 (expense), net...................         6%            0%                           6%             0%     6,341%
                                         ---           ---                          ---            ---      -----

Income before taxes...............        21%            4%                          19%             4%       769%
Income tax expense................         7%            2%                           7%             2%       677%
                                         ---           ---                          ---            ---      -----
Net income........................        13%            2%                          12%             2%       838%
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

  To extend the capabilities of TBS software, some future license sales may include complementary software developed by third parties. We are currently incorporating Cygent's eBusiness solutions under our own brand within the TBS software suite. Including Cygent's eBusiness solutions within the TBS software suite will enable our customers to offer business online, including one-to-one marketing, online shopping and ordering, electronic bill presentment and payment, customer self-care, and provide a web-based solution for pre-qualification and ordering of DSL services. From time to time we also evaluate opportunities to provide a broader solution to our customers by acquiring complementary software technology.

  Total revenues: Total revenues increased 90% to $35.8 million for the quarter ended September 30, 2000 from $18.8 million for the quarter ended September 30,
1999.   For the first nine months of 2000, total revenues increased 85% to $94.1 million from $51.0 million in the first nine months of 1999. The increase in revenues is primarily related to an increase in the size of the active customer base from 59 at September 30, 1999 to 106 as of September 30, 2000.

  License fees: Revenues from software license fees increased 91% to $19.2 million for the quarter ended September 30, 2000 from $10.0 million for the
quarter ended September 30, 1999.   For the first nine months of 2000, software
license revenues increased 77% to $48.2 million from $27.2 million for the first nine months of 1999. The increases in revenues were primarily due to a larger number of next-generation communications service providers choosing our TBS software product for managing and fulfilling their customer orders, and also to new TBS software functionality that resulted in an increase in the size of the average license sale to new customers and follow-on sales to existing customers. License revenue in the most recent quarter included our first TBS software sale to a European customer. Although we believe that direct sales will continue to generate the majority of new license revenues, our strategy includes the use of sales partners where practical to extend our market reach.

  Services: Services revenue increased 88% to $16.6 million for the quarter ended September 30, 2000 from $8.8 million for the quarter ended September 30, 1999. For the first nine months of 2000, services revenues increased 93% to $45.9 million from $23.8 million for the equivalent period in 1999. Services revenue includes both implementation consulting and training services, and maintenance.

  Implementation consulting and training revenues increased 40% to $8.5 million for the quarter ended September 30, 2000 from $6.1 million for the quarter ended September 30, 1999. For the first nine months of 2000, consulting and training services revenue increased 65% to $27.7 million from $16.9 million for the first nine months of 1999. The increase in consulting and training revenues was primarily due to the larger number of TBS software sales requiring implementation services, shortened implementation cycle times, an increase in the number of implementation partners and increased sales of training classes to our installed base of customers.

  Maintenance revenues increased 195% to $8.0 million for the quarter ended September 30, 2000 from $2.7 million for the quarter ended September 30, 1999. For the first nine months of 2000, maintenance revenues increased 162% to $18.2 million from $6.9 million for the first nine months of 1999. The increases in maintenance revenue are due to a continued increase in the number of TBS software licenses sold and a high percentage of maintenance agreement renewals.


  Cost of Revenues

  License Costs. License costs consist primarily of royalties that relate to product features that were originally developed for specific customers, and for third party software used to develop our products. Cost of license revenues also includes costs of packaging materials, the production of software media and documentation.

  License costs were $0.9 million and $0.4 million for the quarters ended September 30, 2000 and 1999, respectively, representing 5% and 4% of license revenues in each period respectively. For the nine month periods ended September 30, 2000 and 1999, license costs were $2.0 million and $1.3 million, representing 4% and 5% of revenues for each period, respectively. The increases in costs resulted from an increase in revenues upon which royalties were based. The increase as a percentage of license revenues in the most recent fiscal quarter reflects our increased use of royalty-based third party software for product development. The decrease as a percentage of revenue in the nine month period ended September 30, 2000 was due to reduced reliance on customer-funded development to introduce new software functionality.

  Future license costs may increase as a percentage of revenue due to an increased use of third party software that is sold or imbedded in our products. In addition, license costs will increase in absolute terms due to minimum purchase commitments contained in the Cygent agreement.

  Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support services. These costs include compensation, travel and related expenses for MetaSolv employees and fees for third-party consultants who provide services for our customers.

  Service costs were $8.9 million and $6.6 million for the quarters ended September 30, 2000 and 1999, representing 54% and 75% of services revenues for each quarter, respectively. For the nine months ended September 30, 2000 and 1999, service costs were $26.2 million and $18.3 million, representing 57% and 77% of revenues for each period, respectively. These increases in service costs resulted from the significant increase in the number of consultants, trainers and customer support staff. The decrease in service costs as a percentage of service revenues was primarily due to efficiencies derived from repeatable implementation processes and standard, customizable tools that have reduced implementation times and costs for tasks such as data migration. Additionally, the decrease in service costs as a percentage of revenue was also due to proportionately less reliance on third-party subcontractors and the relatively faster growth of revenues from maintenance agreements.

  We expect service costs to continue to increase during the next twelve months due to continued demand for implementation services, and for resources to provide post-contract customer support and training to our installed customer base. We anticipate additional infrastructure costs to strengthen local support to our customers in Europe and Latin America.


  Operating Expenses

  Research and Development Expenses. Research and development expenses consist of costs related to our staff of software developers, contracted development services costs, and the associated infrastructure costs required to support software product development. Product research and development expenses increased 81% to $8.5 million for the quarter ended September 30, 2000 from $4.7 million for the quarter ended September 30, 1999, representing 24% and 25% of total revenues for each period respectively. These same expenses were $22.5 million and $12.0 million for the nine month periods ended September 30, 2000 and 1999, representing 24% of revenues in both periods. The increases in expenses were due to an increase in product development personnel and contracted development expenses to meet market demand for new features, functionality and advances in product architecture, as well as to address regulatory changes that affect our customer base. The new functionality includes continued enhancements for managing Internet and data communications networks, Internet commerce and adapting our software for international differences in data formats, standards and language. We expect to continue to increase our investment in product development to address emerging technologies and to extend product functionality for next-generation communications providers worldwide.

  Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Accordingly, we have not capitalized any software development costs.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, advertising, trade show and other related expenses required to sell our TBS software in our targeted markets. Sales and marketing expenses were $6.3 million and $3.9 million for the quarters ended September 30, 2000 and 1999, respectively, representing 18% and 21% of revenues for each period, respectively. These same expenses were $17.5 million and $9.9 million for the first nine months of 2000 and 1999, representing 19% of revenues in both periods. Sales and marketing expenses increased primarily due to the expansion of our sales and marketing staff and higher commission expense as a result of higher revenues. We expect sales and marketing expenses will continue to increase, particularly as we pursue business in Europe and Latin America. Sales commission expense is also expected to increase as we increase sales through partners who help generate orders through our lead referral and partner sales programs.

  General and Administrative Expenses. General and administrative expenses consist of costs related to finance and accounting, legal, human resources, facilities, information systems and corporate management that were not allocated to other departments. General and administrative expenses were $5.9 million and $2.4 million for the quarters ended September 30, 2000 and 1999, representing 16% and 13% of revenues for each period, respectively. These same expenses were $13.4 million and $7.5 million for the first nine months of 2000 and 1999, representing 14% and 15% of revenues, respectively. The increase in general and administrative expenses resulted primarily from increases in staffing required to support the increased scale of our operations, higher facilities expenses, and an increase in the allowance for doubtful accounts. The increase as a percentage of revenue in the quarter ended September 30, 2000, compared to the year ago quarter, resulted primarily from the increase in allowance for doubtful accounts. We expect general and administrative expenses to continue to increase to support business growth, including costs to strengthen our international operations.

  Interest and Other Income (Expense), Net

  Interest and other income, net, consists primarily of interest income on cash and marketable securities, and also includes gains and losses on disposition of assets. Interest and other income, net, was $2.0 million and essentially zero for the quarters ended September 30, 2000 and 1999, respectively, and $5.6 million and $0.1 million for the first nine months of 2000 and 1999,
respectively.   The increase in other income, net, for both periods primarily reflects the interest earned on higher cash and marketable security balances that resulted from the Company's initial public offering in November 1999.


  Income Tax Expense

  Income tax expenses were $2.7 million and $0.4 million for the quarters ended September 30, 2000 and 1999, representing 36% and 44% of pre-tax income for each period, respectively. For the nine month period ended September 30, 2000 and 1999, income tax expenses were $6.9 million and $0.9 million, representing 39%
and 43% of pre-tax income for each period, respectively.   The higher tax
expense for 2000 reflects higher pre-tax income. Tax expense as a percentage of pre-tax income differs from the federal statutory rate primarily due to state taxes, partially offset by estimated research and development tax credits in 2000, including recovery of credits for prior years. The 1999 tax expense also includes a non-recurring state tax adjustment.


Liquidity and Capital Resources

  At September 30, 2000, our primary sources of liquidity were cash and short term marketable securities totaling $118.9 million and representing 66% of total assets, an increase of $6.6 million compared to $112.3 million on December 31, 1999, representing 76% of total assets.

  Cash provided by operating activities was $19.4 million for the nine months ended September 30, 2000, compared to $4.3 million generated for the same period in 1999. Net cash provided by operating activities increased primarily due to improved profitability and tax benefits related to exercise and sale of stock options, partially offset by an increase in accounts receivable.

  Net cash used in investing activities was $21.2 million for the nine month period ended September 30, 2000, compared to $1.9 million for the same period in 1999. The increase in cash used in investing activities reflects purchases of $12.2 million of marketable securities and $4.0 million of equity investments in companies with whom we have strategic relationships, and also increased purchases of computing equipment, furniture and leasehold improvements related to expansion of our facilities.

  The Company generated $3.4 million in cash from the proceeds of stock option exercises and reissuance of treasury stock during the nine month period ended September 30, 2000, compared to $1.9 million in bank borrowings for the same period in 1999.

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


  Limitations on the Ability of Our Customers to Obtain Financing May Lead to Lower Sales and Decreased Profitability

  Many of our customers are small to medium sized Competitive Communications Service Providers. Many of these customers are highly dependent on private sources of venture capital to fund their operations. We cannot be certain that recent market conditions will not adversely affect the ability of these customers to obtain adequate financing for capital expenditures. Because we currently derive all of our revenue from the licensing, related professional services and maintenance and support of our Telecom Business Solution software product, if our customers are unable to obtain adequate financing, sales of our TBS software could suffer. The failure to continue to increase revenue related to our TBS software would adversely affect our operating results and financial condition. In addition, limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in an increase in our bad debt reserve, increased bad debt losses and a decrease in our overall profitability.


  We Rely on a Limited Number of Customers for a Significant Portion of Our Revenue

  A significant portion of revenue each quarter is derived from a relatively small number of large sales. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the first nine months of 2000, our top 10 customers accounted for 31% of our total revenue, compared to 44% during the year 1999. Although no customer accounted for more than 10% of our revenue this year, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected.


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

  Some of our current competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic alliances and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote more resources to the development, promotion and sale of their products and services than we can. To the extent that our competitors offer customized products that are competitive with our more standardized product offerings, our competitors may have a substantial competitive advantage, which may cause us to lower our prices and realize lower margins.

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

  Our quarterly revenue is dependent, in part, upon orders booked and delivered during that quarter. We expect that our sales will continue to involve large financial commitments from a relatively small number of customers. As a result, the cancellation, deferral, or failure to complete the sale of even a small number of licenses for our products and related services may cause our revenues to fall below expectations. Accordingly, delays in the completion of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

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


  Our Planned International Operations May Be Difficult and Costly

  We intend to expand our operations in the future by opening more international offices and will need to devote significant management and financial resources for our international expansion. In particular, we will have to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for these people is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the communications infrastructure in foreign countries may be different than the communications infrastructure in the United States. If we are unable to expand our international operations successfully and in a timely manner, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

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

  Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents; investments with maturities between three months and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At September 30, 2000 the weighted average pre-tax interest rate on the investment portfolio is approximately 6.7%. We do not expect any material loss with respect to our investment portfolio.

                          PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits.

           None

    (b) Current Report on Form 8-K of Metasolv Software, Inc. dated October 5, 2000 reporting the filing of a press release.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 13, 2000



                         METASOLV SOFTWARE, INC.


                              /s/ Glenn A. Etherington
                         -----------------------------------------------------
                         Glenn A. Etherington
                         Chief Financial Officer
                         Duly Authorized Officer on behalf of the Registrant