Form 10-K405
period 2000-12-31
METASOLV SOFTWARE INC
filed 2001-03-29
CIK 916704

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ____________

                        Commission File Number 0-17920

                                METASOLV, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                    75-2912166
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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 2001 was approximately $255,000,000, based upon the last reported sales price on such date. On February 28, 2001, there were 36,039,462 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 22, 2001 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 18, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 METASOLV, INC.

                                 2000 FORM 10-K

                               TABLE OF CONTENTS

 Item                             Description                             Page
 ----                             -----------                             ----
                                    PART I
  1   Business..........................................................    1

  2   Properties........................................................   20

  3   Legal Proceedings.................................................   20

  4   Submission of Matters to a Vote of Security Holders...............   20

                                    PART II

      Market for the Company's Common Equity and Related Stockholder
  5   Matters...........................................................   21

  6   Selected Financial Data...........................................   21

      Management's Discussion and Analysis of Financial Condition and
  7   Results of Operations.............................................   22

  7a  Quantitative and Qualitative Disclosures about Market Risk........   29

  8   Financial Statements and Supplementary Data.......................   30

  9   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................   46

                                   PART III

 10   Directors and Executive Officers of the Registrant................   47

 11   Executive Compensation............................................   47

 12   Security Ownership of Certain Beneficial Owners and Management....   47

 13   Certain Relationships and Related Transactions....................   47

                                    PART IV

 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...   48

                                    PART I

ITEM 1. BUSINESS

General

   MetaSolv is a leading provider of software designed to make it easier for communications service providers to take, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long-distance voice services, high-speed data services and Internet services, often as a bundled offering. We derive substantially all of our revenue from the sale of licenses, related professional services, and maintenance and support of our MetaSolv Solution(TM) packaged software to these convergent communications service providers.

   We are focused on creating open and flexible software to help communications service providers automate the receipt and fulfillment of requests for service more efficiently in today's complex communications environment. These complexities result from both regulatory changes and technological innovations. The regulated break-up of the communications network beginning with the divestiture of AT&T and continuing with the Telecommunications Act of 1996 enabled competition for access to long-distance and local phone service. The rapid introduction of communications technologies designed to bring faster, cheaper communications services to homes and businesses has created additional complexities in service fulfillment. Demand for faster, cheaper services is driven primarily by the unprecedented growth in the Internet as a communications medium. Our software, which was developed from the outset as a standardized package rather than a custom solution, is designed to automate and simplify the fulfillment of all types of communication services for use by a variety of communications providers across diverse, interconnected networks.

   Deregulation and privatization, both domestically and abroad, and advances in technology have necessitated extensive coordination in the order fulfillment process--both coordination between communications service providers whose networks must interconnect in order to establish service to the customer, and between different communications technologies that must work together to carry the communications service. Unlike the MetaSolv Solution, traditional software systems were not designed to manage the complexities of a variety of communications services delivered over a diverse network spanning multiple communications service providers. Consequently, service providers need innovative, flexible software systems like the MetaSolv Solution to handle rapidly changing market and technology demands.

   We have become a leading provider of order processing, management and fulfillment software by continually enhancing our product to manage the complexities of providing multiple communications services over a diverse, interconnected network. We currently have over 100 customers representing all facets of the communications industry. Our customers include communications service providers competing in local service markets, such as Allegiance Telecom; operators of the large, high-speed networks that sell network capacity to other service providers or sell high-speed communications services directly to consumers, such as Qwest Communications; new service providers that specialize in providing data-communications services, such as Pathnet, Net2000, and XO Communications; incumbent communications service providers, such as Verizon, Genuity and ALLTEL; and the long-distance operations of companies such as BellSouth and Ameritech.

   MetaSolv, Inc. became the holding company of MetaSolv Software, Inc. on January 1, 2001, upon completion of a corporate reorganization pursuant to
Section 251(g) of the General Corporation Law of the State of Delaware. MetaSolv, Inc. was incorporated in Delaware on

December 19, 2000. MetaSolv Software, Inc. was originally incorporated as Omnicase, Inc. in Delaware on July 6, 1992. Our principal executive offices are located at 5560 Tennyson Parkway, Plano, Texas 75024 and our telephone number is (972) 403-8300. Our web site is www.metasolv.com. The information on our web site is not incorporated by reference into this Form 10-K.

The Company's Products

   In early 2001, we changed our product name from Telecom Business Solution(TM) (TBS(TM)) to the MetaSolv Solution(TM). This change reflects our diverse customer base and supports our expanded business focus on next generation communications providers and businesses. The MetaSolv Solution addresses a service provider's needs and requirements with a flexible design that can scale, or grow, along with its expanding business operations. As shown in the diagram below, each subsystem supports a critical aspect of a service provider's business from order management and customer care to service provisioning, network inventory and design and trouble management. These subsystems are coordinated by a common data management and workflow management system. The entire set of systems is supported by a set of open application programming interfaces and gateways that enable the electronic exchange of information between MetaSolv and other systems.

                                   [DIAGRAM]

                               MetaSolv Solution

   A service provider can extend each subsystem by using add-on software modules to tailor the MetaSolv Solution to support unique network technologies and communications services. These modules support a variety of communications services including resale or wholesale voice, data or Internet services, as well as network technologies, such as broadband wireless, optical networks or digital subscriber lines.

   One critical function supported by our software design is information management. By making information more accessible and reliable, MetaSolv enables a service provider to manage its business more efficiently, to provide more services with the highest possible quality, and to deliver superior customer care. The work management design allows work, or business processes and information, to flow electronically across the service provider's organization while providing ready access to performance and resource usage information. Our integrated approach provides comprehensive support for current and emerging services, network technologies and evolving business processes. The following paragraphs describe the major components of MetaSolv in more detail.

 Order Management

   The order management subsystem enables the service provider to manage the complete service delivery process, which often involves several kinds of orders or transactions within a service provider's own organization, as well as between different service providers. Our order management subsystem supports resale, retail or wholesale orders for local or long-distance voice, data and Internet services.

 Service Provisioning

   The service provisioning subsystem helps the service provider design, configure and assign inventory to fulfill even the most complex services, whether through currently owned or leased network inventory as well as future communications network facilities. It includes automated circuit-design capabilities to assure the fulfillment of services according to the service provider's specifications. Through the service provisioning subsystem, the service provider can deliver the wide range of services that today's sophisticated customer requires, from traditional voice to high-speed data and Internet-based technologies.

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

   The network inventory and design subsystem brings together three vital functions--planning/development, intelligent routing, and inventory. Network planning and development supports the design of network requirements (such as plans, locations, architecture, technologies, hardware, and facilities) that provide the required network platform for delivering target product and market requirements. The Intelligent Routing functionality provides options that enable the automation of important design and provisioning activities based upon business rules and parameters, such as mileage and least-cost routing. Diversity enables providers to validate customer's unique diversity requirements in support of Quality of Service (QoS) standards and Service Level Agreement (SLA) parameters.

 Customer Care

   One of the key aspects of our software design is that it provides a view of the customer from numerous perspectives, all of which are important to managing and strengthening the service provider's relationship with their customer. For instance, bills are more accurate because the information passed to the billing system is tightly integrated with information about other tasks associated with the customer's service order. As each task is completed, the relevant information goes automatically to the billing system. Because all aspects of customer information are available in a single system, the people who interact with the customer, such as the customer-service representative, sales person, or repair technician, are able to see the entire customer service history.

 eService(TM)

   The newest addition to the MetaSolv Solution is our eService(TM) product, a web-based customer self-care system. eService enables service providers to conduct business with their customers online. The product enables service providers to provide one-to-one marketing, online ordering and service status information, electronic bill presentment and payment, and online trouble ticket monitoring. The eService product provides leading edge, personalized customer self-care capabilities that enable consumers to intuitively and efficiently order and manage communications products and services themselves.

 Trouble Management

   Effective, proactive trouble management requires integrated information; information about the service provider's network, about its customers and about the services the network delivers to those customers. By integrating our software's trouble management subsystem with the order management, service provisioning and network design subsystems, we are able to give the service provider a single comprehensive view of its customers, the services that each receives and the way those services are provided. As a result, when a customer service representative is dealing with a trouble incident, he can see immediately a customer's past and current services, as well as services that are in the process of being installed, along with the relevant technical design details and trouble history.

 Work Management

   The work management system brings all of the MetaSolv subsystems together, enabling information and business processes to flow electronically through the service provider's organization. This flow makes it possible for service providers to analyze how various business processes are being performed and related resource utilization. The foundation of workflow management is the ability to design customized service fulfillment plans detailing all the tasks to satisfy the customer's request for service. These fulfillment plans organize and manage the flow of tasks, both electronic and manual, according to the service provider's business processes. The work management subsystem coordinates related service requests, to achieve the most efficient completion of the tasks across multiple fulfillment plans. By providing a comprehensive look at where the customer's request for service is in the process, the subsystem enables customer service representatives to deliver exceptional customer care and service.

 Data Management

   The data management subsystem makes the information the service provider needs to manage its entire operation more accessible and useful. This subsystem maintains all industry, corporate and other reference data required to assure quality and integrity throughout the business processes in a central repository. Central data management means that service provider personnel enter information only once, and that such information is accessible from all appropriate areas of the MetaSolv Solution, including gateways and interfaces with third-party systems.

 Application Programming Interface and Gateway Management

   Our software is based on an open design that allows the electronic exchange of information with other systems within the service provider's organization as well as with external trading or service partners' systems. This electronic exchange of information occurs through our interfaces, commonly referred to as application programming interfaces. In addition to open interfaces, we also offer gateways. These gateways are interfaces that have been extended and customized to perform a specific function such as pass information to a billing system.

Technology

   The MetaSolv Solution is a multi-tier architecture incorporating an application server and thin client graphical user interface. The various tiers of our software design are as follows:

  . User Interface Tier: includes the client-based graphical user interface presentation services, which run on a browser or Windows, Windows NT, or Windows 95/98. Some client-side application logic also resides on this tier.

  . Application Server Tier: includes the business logic in components running on Microsoft Transaction Server. These business logic and database access objects enable us to build different graphical user interfaces with the same business logic code. In addition, application programming interfaces give our customers and partners access to these components. Open and fully-documented application programming interfaces make it possible to customize and integrate the MetaSolv Solution with existing customer, partner and third-party software applications. We introduced the Web Server, which allows our customers to offer self-service application interfaces via the Internet, in January 2000.

  . Data Tier: includes an Oracle relational database management system where all MetaSolv data is stored. We leverage the Oracle database features, and we support operations on any platform supported by Oracle.

   This three-tier technology design provides the following benefits to our customers:

  . Flexibility: Multiple graphical user interfaces enable our customers to select the presentation platform of their choice, as well as to manage the upgrade and internal distribution of the software.

  . Scalability: The software grows easily, from dozens to thousands of users, while simultaneously maintaining high performance levels. Our customers can add multiple servers as needed to any level of the system, generally without service interruption.

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

  . Open Design: Our open, fully documented application programming interfaces allow our customers and alliance partners to integrate the MetaSolv Solution software with existing internal and external software systems.

Professional Services and Support

   We believe that our ability to provide high-quality customer service and support is critical to ensuring long-term customer satisfaction. We have developed a broad array of service offerings to assist our diverse customer base:

 Professional Services

   Our professional services organization provides the expertise necessary to implement our software in a production environment, educate users on best practices for utilizing the software, and to provide maintenance and technical support after the implementation. As of December 31, 2000, our professional services organization consisted of 217 people in several cities in the United States and in London, England. We supplement our expertise with that of our systems integration partners who provide experience on large projects typically involving multiple systems, extensive program management and the development of custom interfaces. We currently have more than 680 external consultants via our systems integration partners that are trained in the installation and operation of MetaSolv's software.

   Specific service offerings available from our professional services organization include the following:

   Framework for Success(TM) is a set of tools and processes that enable a successful implementation of the MetaSolv Solution and can be targeted to a specific customer's needs. These tools and processes incorporate industry best practices and techniques specific to MetaSolv's expertise and experience and can be tailored on an ongoing basis as a customer's requirements change. By shortening our customer's learning curve and streamlining the software implementation cycle, our Framework for Success implementation methodology saves time and money.

   QuickStart is a program designed to simplify and speed up the implementation of the MetaSolv Solution software. This program consists of the software database pre-loaded with data such as service fulfillment plans, equipment specifications and products, along with a defined training curriculum for the end user. As a result of this program, MetaSolv can be implemented into a production environment in less than 90 days. Built from knowledge acquired in previous MetaSolv implementations, the QuickStart program makes maximum use of a customer's resources and shortens service-delivery intervals.

   Rapid Results is a workshop designed to improve the skills of the individuals on the customer implementation team and to streamline the MetaSolv software implementation, primarily by improving business methods and processes. The workshop provides in-depth exposure to the software concepts and implementation requirements. Team members learn how and where information is loaded in the MetaSolv software database, and they see demonstrations of best practices for setting up and maintaining the software.

   Operational Assessment analyzes the strengths and weaknesses of a customer's existing processes. MetaSolv studies processes within a customer's organization to compare internal practices to current best practices of companies with similar characteristics (including size and maturity) in the areas of application performance and tuning, data integrity, and change management among others. By analyzing these key areas of operations, MetaSolv can recommend the organizational improvements needed to increase the benefit received from the MetaSolv Solution.

 Educational Offerings

   We provide a comprehensive series of educational courses to our customers, alliance partners, and employees so they acquire the knowledge and skills necessary to deploy, use and maintain our software solutions. These classes focus on the technical aspects of our products and on real-world business issues and processes. Classes include lectures, demonstrations, discussions and hands-on use of our software. Classes are held regularly at our training centers in our Plano, Texas headquarters and in our Englewood, Colorado and McLean, Virginia facilities, as well as at our customer sites. We also offer Train-the-Trainer programs that enable our customers to conduct their own internal end-user training.

 Maintenance and Technical Support

   Our maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for our products from our headquarters and utilize the Web, telephone and electronic mail to respond to and resolve customers' technical questions. Our automated customer service system tracks each customer's inquiry through complete resolution. With our MetaSolv Solution software, we provide complete documentation, including system administration guides and programming interface-integration guides, as well as online help. Our typical software maintenance agreement has a 12-month renewable term.

Sales and Marketing

 Sales

   We market and sell our software directly through our sales force. To date, we have concentrated our sales efforts on a range of service providers, from small start-ups to large established communications providers that offer both voice and data services, including Internet-based services.

   Our sales organization consisted of 56 employees as of December 31, 2000, including 22 account executives with quota responsibility. Our direct sales force is organized into two-person account teams, each with an account executive and a sales analyst. After each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through telemarketing, trade shows, seminars, conferences, market research, our Web site, customers, partners and our ongoing public relations program. We qualify each lead and assign an account team to prospective customers. The account team initiates the sales process, which generally involves multiple presentations and software demonstrations to information technology and business users within the prospective customer's organization. Our highly effective Executive Briefing Center programs bring the prospective customer together with executive management, product and service managers, and software architects at our corporate headquarters. These meetings include in-depth software and business discussions, and set the foundation for a comprehensive, close relationship with the resulting new customer.

   We complement our direct sales force through alliances with systems integrators, complementary software application vendors and hardware/software platform vendors. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We also believe these relationships lend credibility to our solution and help to gain market acceptance of our software and services.

   In addition to these marketing based relationships, we launched a Sales Channel Partner Program in 2000. This program gives qualified third parties the training and support needed to sell the MetaSolv Solution. Our Sales Channel program is unique in that it includes a sales training and lead generation phase that provide meaningful revenue opportunities for the partner prior to the partner qualifying for full reseller status.

   Also in 2000 we expanded our sales and marketing efforts outside the United States through a combination of direct sales in selected markets; continued partnerships with systems integrators and the extension of our relationships with existing customers to enter additional geographic markets. These efforts resulted in eight international customers as of the end of year 2000, four in Europe and four in Latin America.

   For our typical customer, the elapsed time between initial contact and execution of a license agreement ranges from three to nine months. Communications service providers usually go through lengthy bidding processes before purchasing software applications such as ours.

 Marketing

   We continue to focus our marketing efforts on developing market strategies and product plans, creating awareness for the MetaSolv Solution and generating new sales opportunities. Our product management organization provides direction on target markets and their business requirements. We base our product strategy on an analysis of market requirements, competitive offerings and projected return on investment. Our product enhancement plans are developed by our product management organization in partnership with our customers, leveraging their communications experience with our market and competitive knowledge. Our customer User Group maintains an active enhancement-ranking process, by which members continually establish priorities for software improvements and evaluate the enhancements we deliver. In addition, our product managers are active in numerous technology and industry forums. Through these domestic and international forums, we participate in various projects that demonstrate our capability to support world-class communications service fulfillment solutions.

   We rely on several marketing communications activities and programs to create awareness of the MetaSolv Solution and to generate sales opportunities. Through our product marketing and marketing communications functions, we manage and maintain our Web site, publish product-related communications and educational white papers, and conduct seminars and user-group conferences. We also have an aggressive public-relations program and maintain relationships with recognized industry analysts; both are part of an ongoing effort to create awareness of order processing, management and fulfillment solutions in general as well as specifically the MetaSolv Solution. In 2000 we initiated an advertising campaign concentrated in communications trade publications. We are an active sponsor of technology-related conferences and demonstrate our product at trade shows targeted at providers of communications services. We also focus on a range of joint marketing strategies and programs with our alliance partners in order to leverage their respective market relationships and resources.

 Alliances and Partnerships

   To optimize delivery of a comprehensive end-to-end solution for our customers, we have established strategic relationships with organizations in three general categories: systems integrators, complementary software application vendors and hardware/software platform vendors.

   Systems Integrators. We use systems integration alliance partners to provide, jointly or separately, a range of services to our customers. Among our alliance partners are Accenture; ADC Telecommunications; Akili Systems Group; American Management Systems; BusinessEdge Solutions; Cap Gemini Ernst & Young; DMR Consulting Group; Encore Software and Stonebridge Technologies. These partners assist in implementing our solution at the customer location and often assist us in generating sales leads. Using our Framework for Success tools and processes mentioned above, we have trained more than 680 consultants in these organizations in the implementation and operation of our software.

   Complementary Software Application Vendors. We have joint marketing relationships with several software vendors, which offer products and services that complement the MetaSolv Solution. Together with these partners, we provide our customers with superior software solutions that combine best-of-breed applications and the efficiency/cost-effectiveness of commercial, off-the-shelf interfaces. Our software partners provide solutions for the operations support functions which our software does not address; including billing, network management, fault management and electronic exchange of information between service providers. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third-party software systems. Our partners in these areas include:

  . Customer Resource Management (CRM) and Billing Systems--Siebel Systems,
    Daleen and Portal Software;

  . Network Management Systems--Harris, Astracon, CoManage and Syndesis;

  . Surveillance/Fault Management Systems--Micromuse;

  . Interconnection Gateway Systems--DSET and Quintessent Communications;

  . Enterprise Application Integration Systems--Vitria Technology, Tibco, webMethods and Crossworlds Software.

   Hardware/Software Platform Vendors. Our technology strategy is to focus exclusively on our core order processing, management and fulfillment package, the MetaSolv Solution. Accordingly, we have formed alliances with leading hardware and software vendors, including Cisco, Microsoft, Oracle, Iona, Merant and ESRI to provide underlying, supporting technologies. We intend to establish additional alliances to support new platforms and functions.

Segment Information and Foreign and Domestic Operations

   The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

   Teams of development engineers, software architects and product managers are responsible for our research and development efforts. The organization uses a software development process that includes planning and documenting deliverables in advance; rigorously adhering to coding standards; and performing significant performance and function tests. Involving all functional groups at various levels within the company, this process provides a framework for all the steps necessary to turn concepts into products and to market those products cost-effectively and successfully. In addition, we have recruited development engineers, architects and product managers with experience in order processing, management and fulfillment solutions and other facets of software, along with senior managers experienced in software used by communications service providers.

   Our research and development expenditures totaled approximately:

  . $31.3 million for the year ended December 31, 2000

  . $17.0 million for the year ended December 31, 1999

  . $10.2 million for the year ended December 31, 1998

   As of December 31, 2000, 188 employees were engaged in research and development activities.

Competition

   Competition in our markets is intense and involves rapidly changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We believe several factors make MetaSolv a strong competitor, including:

  . the breadth, depth and flexibility of our software;

  . the quality and performance of our product;

  . our high-quality customer service;

  . our proven ability to implement and integrate solutions;

  . the overall value of our software; and

  . the references of our customers.

   Competitors vary in size and scope, in terms of products and services offered. We encounter direct competition from several vendors, including Eftia OSS Solutions, Granite Systems, Telcordia Technology, and Wisor Telecom. We compete indirectly with large equipment vendors like Nortel Networks and ADC Telecommunications, since their respective acquisitions of Architel and CommTech Corp. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with MetaSolv. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software market, and that the market for our products and services will remain intensely competitive.

Software Protection, Service Marks and Patents

   To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. MetaSolv Software, the MetaSolv logo, Telecom Business Solution, MetaSolv Solution, MetaSolv Solution QuickStart, eService, PowerFrame and Rapid Results are trademarks, and MetaSolv is a registered trademark of MetaSolv, Inc. To maximize protection of our technology, we have set up a patent-protection program. We have filed for patent protection on certain aspects of our software, and we will continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology-leadership position.

   We generally enter into confidentiality and license agreements with our employees, alliance partners and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We license, rather than sell, our software and require our customers to enter into license agreements that restrict the use of the software.

   We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We have primarily focussed on intellectual property protection within the United States but have recently expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Holding Company Reorganization

   We completed our reorganization on January 1, 2001, which resulted in MetaSolv, Inc. becoming the holding company of MetaSolv Software, Inc. The reorganization was accomplished through a merger under Section 251(g) of the General Corporation Law of the State of Delaware, which permits the formation of a holding company structure without a stockholders vote. As a result, MetaSolv Software, Inc. became our direct, wholly owned subsidiary, and all of MetaSolv Software, Inc.'s outstanding capital stock was converted, on a share-for-share basis, into capital stock of MetaSolv, Inc. Except for the name of the corporation, the provisions of our certificate of incorporation and MetaSolv Software, Inc.'s certificate of incorporation prior to the effective time of the reorganization are identical. Additionally, our authorized capital stock following the reorganization and the designations, rights, powers and preferences of such capital stock, and its qualifications, limitations and restrictions, are identical to those of MetaSolv Software, Inc.'s capital stock prior to the effective time of the reorganization. As a result of the reorganization, stockholders received securities of the same class showing the same proportional interests in MetaSolv, Inc., having the same designations, rights, powers and preferences, and having the same qualifications, limitations and restrictions, as those held in MetaSolv Software, Inc. prior to the reorganization.

Executive Officers

   The executive officers of MetaSolv and their ages as of December 31, 2000, are as follows:

            Name          Age                  Position
            ----          ---                  --------
   James P. Janicki......  45 President and Chief Executive Officer
   Sidney V. Sack........  55 Chief Operating Officer
   Glenn A. Etherington..  46 Chief Financial Officer
   Jonathan K. Hustis....  45 Vice President--Business Services, General
                              Counsel and Corporate Secretary
   Joseph W. Pollard.....  44 Vice President--Sales
   Dana R. Brown.........  35 Vice President--Marketing
   Eleanor M. Luce.......  57 Vice President--Services

   James P. Janicki co-founded the Company in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999. He has served as President and a director of the Company since April 1994. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments where he served in many capacities, including as manager of the Texas Instruments' CASE consulting practice from July 1987 to August 1990 and as manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry. Mr. Janicki is the husband of Dana
R. Brown, our Vice President-Marketing.

   Sidney V. Sack served as Chief Operating Officer of MetaSolv from March 1999 through December 2000. Mr. Sack also acted as MetaSolv's interim chief financial officer from March 1999 until May 1999. From November 1998 until March 1999, Mr. Sack provided financial and operational consulting services to MetaSolv. From September 1990 to July 1997, Mr. Sack was the Chief Financial Officer of XcelleNet, Inc., a developer of remote and mobile communications management software. In addition, from September 1996 until July 1997, Mr. Sack was the Executive Vice President and Chief Operating Officer of XcelleNet. Mr. Sack retired as Chief Operating Officer of MetaSolv effective January 1, 2001, and retired from the Company as an employee effective March 2, 2001.

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

   Joseph W. Pollard has served as Vice President-Sales of MetaSolv since February 1997. From July 1992 to February 1997, Mr. Pollard was the Director of Sales, South-Central Region and Director of Sales, International for Tivoli Systems, a provider of systems management software. From September 1989 to July 1992 Mr. Pollard was Manager, International Sales and National Accounts, for Visual Information Technologies, a provider of commercial image processing systems.

   Dana R. Brown joined MetaSolv at its founding in July 1992 and since such time has served in various capacities. She has served as Vice President-Marketing of MetaSolv since August 1997. Ms. Brown was the business unit manager of MetaSolv's object-oriented component software group from August 1992 to March 1996 and the Director of Marketing from April 1996 to August 1997. From April 1989 to July 1992, Ms. Brown held various consulting positions with Texas Instruments, Advanced Information Management software division. From May 1987 to April 1989, Ms. Brown was a Management Information Systems Consultant with Arthur Andersen, a public accounting firm. Ms. Brown is the wife of Mr. Janicki, our President and Chief Executive Officer.

   Eleanor M. Luce has served as Vice President-Services of MetaSolv since February 1999. From February 1996 to February 1999, Ms. Luce was a Vice President of Professional Services at Sybase, a database software company. From June 1990 to February 1996, Ms. Luce was a Vice President at MCI Network Systems, a developer of network management systems.

   On January 2, 2001, we announced that T. Curtis Holmes, Jr. was to become MetaSolv's new president and chief operating officer on January 8, 2001. Mr. Holmes has more than 16 years experience in the communications software industry, and most recently led Lucent Technologies' Intelligent Network Unit. Mr. Holmes replaced former chief operating officer Sid Sack, whose retirement was announced in August 2000. As President and Chief Operating Officer, Mr. Holmes leads and manages our sales, marketing, professional services and product development departments.

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

   As of December 31, 2000, we had 574 full-time employees of whom:

  . 217 were in professional services;

  . 92 were in sales and marketing;

  . 188 were in research and development; and

  . 77 were in finance, administration and operations.

Forward-Looking Statements

   From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange commission, including this form 10-K report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates" "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results." The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Certain Factors That May Affect Future Results

 The Communications Market is Changing Rapidly, and Failure to Anticipate and React to the Rapid Change Could Result in Loss of Customers or Wasteful Spending

   Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are capable of adapting to changing technologies, industry standards, regulatory changes and customer preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

   New technologies, services or standards could require significant changes in our business model, development of new products or provision of additional services. New products and services may be expensive to develop and may result in our encountering new competitors in the marketplace. Furthermore, if the overall market for order processing, management and fulfillment software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and operating results and financial condition could be materially adversely affected.

 The Communications Industry is Experiencing Consolidation, Which May Reduce the Number of Potential Customers for Our Software

   The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communications companies have strengthened their purchasing power, which could create pressure on the prices we charge and the margins we could realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose customers as a result of industry consolidation.

 Our Customers' Financial Strength, and their Ability to Obtain Financing May Lead to Lower Sales and Decreased Profitability

   Many of our customers are small to medium sized Competitive Communications Service Providers with limited operating histories. Some of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. During the last half of 2000, many Competitive Communications Service Providers have been unable to access either the debt or equity markets to continue the expansion of their business. The inability of these companies to raise capital has resulted in a decrease in the number of potential customers that are capable of purchasing our software. We cannot be certain that market conditions will not continue to affect the ability of these customers to obtain adequate financing for capital expenditures. Because we currently derive all of our revenue from the licensing, related professional services and maintenance and support of our MetaSolv Solution software products, if our customers are unable to obtain adequate financing, sales of our software could suffer. The failure to continue to increase revenue related to our software would adversely affect our operating results and financial condition. In addition, limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. During 2000, our bad debt losses increased to $6.8 million compared to $1.8 million in 1999, exceeding the rate of growth in our revenues. Additionally, any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional MetaSolv license or services products, and this could adversely affect our profitability.

 We Rely on a Limited Number of Customers for a Significant Portion of Our
 Revenue

   A significant portion of revenue each quarter is derived from a relatively small number of large sales. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2000, our top 10 customers accounted for 27% of our total revenue, compared to 44% during the year 1999. Although no customer accounted for more than 5% of our revenue in 2000, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected.

 Competition from Larger, Better Capitalized or Emerging Competitors for the Communications Products and Services that We Offer Could Result in Price Reductions, Reduced Gross Margins and Loss of Market Share

   Competition in the communications products market is intense. Although we compete against other companies selling communications software and services, the in-house development efforts of our customers may also result in our making fewer sales. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors, and increased competition could result in price reductions, reduced gross margins and loss of market share.

   Competitors vary in size and scope, in terms of products and services offered. We encounter direct competition from several vendors, including Eftia OSS Solutions, Granite Systems, Telcordia Technology, and Wisor Telecom. We compete indirectly with large equipment vendors like Nortel Networks and ADC Telecommunications, since their respective acquisitions of Architel and CommTech Corp. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with MetaSolv. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software market, and that the market for our products and services will remain intensely competitive.

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

 We Rely on Sales of Our MetaSolv Solution Products for Our Revenue

   We currently derive all of our revenue from the licensing, related professional services and maintenance and support of our MetaSolv Solution software products, previously known as

Telecom Business Solution. We expect that we will continue to depend on revenue related to new and enhanced versions of our software for the foreseeable future. We cannot be certain that we will be successful in upgrading and marketing our software or that we will successfully develop and market new products or services. Failure to continue to increase revenue related to our software or to generate revenue from new products and services would adversely affect our operating results and financial condition.

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

  . Our ability to manage costs, including costs related to professional services and support services;

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

 The Expansion of Our Products With New Functionality and to New Customer Markets May be Difficult and Costly

   We plan to invest significant resources and management attention to expanding our products by adding new functionality and to expanding our customer base by targeting customers in markets that we have not previously served. We cannot be sure that expanding the footprint of our products or selling our products into new markets will generate acceptable financial results due to uncertainties inherent in entering new markets and in our ability to execute our plans. Costs associated with our product and market expansions may be more costly than we anticipate, and demand for our new products and in new customer markets may be lower than we expect.

 Our Planned International Operations May Be Difficult and Costly

   We intend to devote significant management and financial resources for our international expansion. In particular, we will have to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for these people is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the communications infrastructure in foreign countries may be different than the communications infrastructure in the United States. If we are unable to expand our international operations successfully and in a timely manner, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

   Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

  . Longer payment cycles;

  . Problems in collecting accounts receivable;

  . The impact of recessions in economies outside the United States;

  . Unexpected changes in regulatory requirements;

  . Variable and changing communications industry regulations;

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

 Potential Future Acquisitions or Joint Business Ventures Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

   We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully manage future acquisitions or other joint business ventures could seriously harm our business. Also, our existing stockholders would be diluted if we financed the acquisitions by issuing equity securities.

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

 Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe on the Proprietary Rights of Others

   Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus primarily on intellectual property protection within the United States. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States and have only recently expanded that scope to selected international markets. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

ITEM 2. PROPERTIES

   We lease two buildings in an office park in Plano, Texas that total approximately 160,000 square feet, and we own an adjacent, undeveloped lot available for expansion. These buildings are used as our headquarters under a lease that expires in 2010. In addition, we lease facilities and offices in Englewood, Colorado; Chicago, Illinois; McLean, Virginia; Atlanta, Georgia; London, England; and Nice, France. Lease terms for these locations expire at various times through July 2006. We are evaluating expansion alternatives to strengthen local support for our European and Latin American customers, and also to provide space requirements as needed for growth of operations in Plano, Texas.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol MSLV. Prices per share reflected in the following table represent the range of high and low sales prices reported by The Nasdaq Stock Market for the quarters indicated.

                                                                  High     Low
                                                                -------- -------
   2000
   March 31.................................................... $126.000 $45.875
   June 30.....................................................   60.000  30.250
   September 30................................................   55.500  29.500
   December 31.................................................   40.750   6.750

   The Company has not paid cash dividends on its common stock, and does not plan to pay cash dividends to its stockholders in the near future. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business.

   As of February 28, 2001, the Company believes it had approximately 7,800 beneficial stockholders, including approximately 80 stockholders of record. On February 28, 2001, the closing price of the Company's common stock on Nasdaq was $17.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

   The following table contains certain selected financial data that should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data have been derived from the Company's audited financial statements.

                                              Years Ended December 31,
                                      -----------------------------------------
                                        2000     1999    1998     1997    1996
                                      -------- -------- -------  ------- ------
                                       (In thousands, except per share data)
Statement of Operations Data:
  Total revenues..................... $131,877 $ 73,007 $42,576  $ 9,299 $3,822
  Gross profit.......................   93,140   46,073  26,475    6,717  3,185
  Income (loss) from operations......   18,388    3,718    (508)      65    581
  Net income (loss)..................   16,043    2,645    (186)     120    648
  Earnings (loss) per share of common
   stock:
    Basic............................ $   0.45 $   0.17 $ (0.02) $  0.01 $ 0.06
    Diluted.......................... $   0.40 $   0.08 $ (0.02) $  0.00 $ 0.03

Balance Sheet Data:
  Cash and cash equivalents.......... $ 93,695 $112,341 $ 7,984  $ 3,639 $2,983
  Working capital....................  130,650  108,917   9,761    2,393  3,482
  Total assets.......................  197,628  147,216  26,527   11,940  6,119
  Total current liabilities..........   48,403   28,291  11,935    5,346  1,806
  Redeemable convertible preferred
   stock.............................      --       --   12,610    2,610    --
  Total stockholders' equity.........  148,950  118,615   1,826    1,939  4,314

                                                    Quarters Ended
                                       ----------------------------------------
                                                                         March
                                       December 31 September 30 June 30   31
                                       ----------- ------------ ------- -------
                                         (In thousands except per share data)
Quarterly Financial Data:
2000:
  Total revenues......................   $37,804     $35,786    $32,297 $25,990
  Gross profit........................    27,333      25,959     21,933  17,915
  Income from operations..............     6,064       5,347      4,298   2,679
  Net income..........................     5,033       4,686      3,745   2,579
  Diluted earnings per share of common
   stock..............................   $   .13     $   .12    $   .09 $   .06

1999:
  Total revenues......................   $22,021     $18,849    $17,366 $14,771
  Gross profit........................    14,639      11,887     10,871   8,676
  Income from operations..............     1,737         878        644     459
  Net income..........................     1,466         463        359     357
  Diluted earnings per share of common
   stock..............................   $   .04     $   .01    $   .01 $   .01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Founded in 1992, we began development of order processing, management and fulfillment software in early 1994. We have continually upgraded and expanded our software product since that time, adding support for networks that combine voice and data services in 1997, and supporting the creation and delivery of services that utilize the Internet as a communications network in 1998 and 1999. During 2000, our product's footprint was expanded to allow our customers to offer business online, including one-to-one marketing, online ordering, customer self-care, and web-based solutions for qualifying and ordering DSL services, and also to extend the reach of our product to field operations through the Internet. We also expanded our product to address international differences in data formats and language, and the needs of specific classes of service providers such as cable and private corporate enterprises. Enhancements were also introduced that further automate network design and accelerate other aspects of our customers' processes to reduce their operating costs and cycle times.

   To date, we have derived substantially all of our revenues from the license of our software products and the sale of related services, including training, consulting and software maintenance. Licensing and service terms are typically covered by signed orders that reference our master agreement with the customer.

   We generally recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the "residual method" as required by SOP 98-9, deferring the fair market value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software's performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

   We normally ship our software and perform services shortly after we receive orders. As a result, our quarterly revenues are largely dependent on orders booked and delivered during that quarter. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment. Extended payment terms that do not exceed six months are considered fixed obligations. In these situations, amounts not billed immediately are recorded as unbilled receivables. Obligations that extend beyond six months from shipment of software are deferred and recorded as revenue when billed.

   We have structured the pricing of our software to meet the needs of each of our target market segments, from start-up resellers to large, facility-based incumbent service providers. We charge a base price for the core subsystems, coupled with additional license fees for add-on modules. In addition, we charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of the license fee that is current for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from $750,000 to several millions of dollars.

   Service revenues consist principally of software implementation, consulting and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with our alliance partners to provide implementation consulting services to our customers. We offer services on both an hourly and a fixed-price basis. We offer and expect to continue to offer the majority of our services on an hourly basis.

   We anticipate that future revenues will be generated from five principal sources:

  . License fees from new customers;

  . License fees for additional products to existing customers;

  . License fees for additional users in our existing customer base;

  . Implementation and other service fees related to product license sales;
    and

  . Maintenance fees from both existing and new customers.

   We occasionally include complementary software developed by third parties to extend the capabilities of our software, accelerate product introductions and to otherwise utilize proprietary intellectual property. In July 2000 we entered into a one-year agreement with Cygent, Inc., which is renewable for two additional annual periods at our option. Under this agreement we are incorporating Cygent's eBusiness solutions within the MetaSolv Solution software under our own brand to enable our customers to offer business online, including one-to-one marketing, online shopping and ordering, electronic bill presentment and payment, customer self-care, and provide a web-based solution for pre-qualification and ordering of DSL services. Our contract with Cygent includes royalty payments to Cygent for each license we sell that contains embedded Cygent software, with a minimum payment of $10 million for the contractual year. From time to time we also evaluate opportunities to provide a broader solution to our customers by acquiring complementary software technology.

Percentage of Revenues and Year over Year Growth

   The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations.

                                            Year Ended
                                           December 31,      % of Dollar Changes
                                          ----------------   -------------------
                                          2000  1999  1998   1999-2000 1998-1999
                                          ----  ----  ----   --------- ---------
Revenues:
  License................................  54%   53%   55%       85%        66%
  Service................................  46%   47%   45%       76%        79%
                                          ---   ---   ---
    Total revenues....................... 100%  100%  100%       81%        71%
                                          ===   ===   ===
Cost of revenues:
  License................................   4%    2%    3%      198%        32%
  Service................................  25%   35%   35%       33%        70%
                                          ---   ---   ---
    Total cost of revenues...............  29%   37%   38%       44%        67%
                                          ===   ===   ===
Gross profit.............................  71%   63%   62%      102%        74%
                                          ===   ===   ===
Operating expenses:
  Research and development...............  24%   23%   24%       85%        67%
  Sales and marketing....................  19%   20%   27%       71%        23%
  General and administrative.............  14%   15%   12%       71%       114%
                                          ---   ---   ---
    Total operating expenses.............  57%   58%   63%       76%        57%
                                          ===   ===   ===
Income (loss) from operations............  14%    5%   (1)%     395%        n.m.
Interest and other income, net...........   6%    1%    1%      932%       149%
                                          ---   ---   ---
Income before taxes......................  20%    6%    0%      484%        n.m.
Income tax expense.......................   8%    2%    0%      451%        n.m.
                                          ---   ---   ---
Net income...............................  12%    4%    0%      507%        n.m.
                                          ===   ===   ===

n.m. - not meaningful

Revenues

   Total revenues in 2000 were $131.9 million, compared to $73.0 million in 1999 and $42.6 million in 1998 and representing year over year increases in 2000 and 1999 of 81% and 71%, respectively. The increase in revenues is primarily related to an increase in the number of sales of software and related services to new customers, and also to higher follow-on sales of software modules, user licenses and related services to our existing customer base. Our active customer base increased from 39 at December 31, 1998, to 69 at December 31, 1999, and to 109 at December 31, 2000.

   License fees. License fee revenues increased to $71.6 million in 2000 from $38.8 million in 1999 and $23.4 million in 1998, representing year over year increases in 2000 and 1999 of 85% and 66%, respectively. The growth in license fee revenues during 2000 is primarily due to:

  . A 33% increase in the number of customers using MetaSolv as their operational support software for managing and fulfilling their customer orders,

  . A 57% increase in the average size of license sales to new customers, and

  . A 40% increase in follow-on sales of additional software modules and user licenses to existing customers.

   There were no price increases during these periods.

   We believe the increase in the number and value of license sales was made possible by our customers' awareness of the potential value of our software in their efficient management of a broad range of communications services, coupled with our track record in successful software implementations and follow-on support. Our license revenue growth has also been facilitated by our implementation partners, who generate sales leads for us as they capture the related implementation consulting business.

   Services. Revenues from services increased to $60.2 million in 2000 from $34.2 million in 1999 and $19.1 million in 1998, representing year over year increases in 2000 and 1999 of 76% and 79%, respectively. The growth in service revenues was due to growth in the number of customers subscribing to maintenance agreements, and to a lesser extent, higher implementation consulting and training services associated with the growth in license revenues.

   Post-contract customer support, or maintenance revenues, increased to $26.3 million in 2000 from $10.5 million in 1999, and $4.7 million in 1998, representing year over year increases in 2000 and 1999 of 150% and 125%, respectively. The increases in maintenance revenue are due to a continued increase in the number of software licenses sold and a high percentage of maintenance agreement renewals.

   Consulting and training revenue increased to $34.0 million in 2000 from $23.7 million in 1999 and $14.5 million in 1998, representing year over year increases of 43% and 64%, respectively. The relatively slower growth of consulting and training revenue, as compared to maintenance and license revenues, reflect the increasing ability of alliance partners to provide consulting services directly to our customers, and also to shortened software implementation times that have reduced consulting costs for our customers.

   We expect our overall services revenue to continue to increase as more customers subscribe to maintenance support, and as we support an expected larger number of new implementations and existing customers. We expect the maintenance component of service revenues will continue to increase faster than the company's consulting revenue due to the high level of maintenance contract renewals we have experienced from our growing customer base, and also due to the continuing trend of third party consulting firms contracting directly with our customers to provide implementation services.

   Concentration of Revenues. In 2000, our top five customers represented 16% of our total revenue, with no one customer accounting for more than 5% of revenue. However, in any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

   International Revenues. We recognized $4.3 million of revenue during 2000 from sources outside the United States and Canada, representing 3% of total revenue. We expect our international revenues to increase by a substantially higher percentage than domestic sales during the next twelve months as our product enhancements and language options expand our potential market, and also as we strengthen our customer support capabilities in overseas markets. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

Cost of Revenues

   License Costs. License costs consist primarily of royalties for third party software that is used to develop or is embedded in our products, and for product features that were originally developed for specific customers. These software components are now included in our software and payments are made to the original companies that funded the development of those components. Cost of license revenues also includes costs of packaging materials and the production of software media and documentation.

   License costs were $5.1 million in 2000, $1.7 million in 1999 and $1.3 million in 1998, representing 7%, 4% and 6% of license revenues in each year, respectively. The increases in license costs were due to an increase in license revenues on which royalty payments are based. In 2000, license costs also include royalty expense of $2.4 million for use of third party e-commerce software that we are embedding in our products. We have reduced our reliance on customer-funded development to introduce new software functionality, but expect to continue use of third party software where it provides an advantage for our customers, and where it lowers our overall product development cost. Most of our royalty agreements provide for payment caps or time limitations. We expect our future license costs as a percent of license revenue will be higher than in recent years as we continue to supplement our own product development with royalty-bearing third party products to accelerate revenue growth by incorporating best-in-class products within the MetaSolv Solution software. In addition, license costs are expected to increase in absolute terms due to minimum purchase commitments contained in our agreement with Cygent.

   Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support services. These costs include compensation and related expenses for MetaSolv employees and fees for third-party consultants who provide services for our customers.

   Service costs were $33.6 million in 2000, $25.2 million in 1999 and $14.8 million in 1998, representing 56%, 74% and 77% of service revenues in each year, respectively. These increases in service costs resulted from the significant expansion of our professional services resources across all categories, including consulting, training and customer support. The decrease in service costs as a percentage of service revenues in 1999 and 2000, compared to 1998, was primarily due to efficiencies derived from the development of repeatable implementation processes and standard, customizable tools that have reduced implementation times and costs for tasks such as data migration. Additionally, the decrease in service costs as a percentage of revenue was also due to proportionately less reliance on third-party subcontractors and the relatively faster growth of revenues from maintenance agreements.

   We expect future service costs to increase due to growth in staffing to meet demand for services related to supporting our growing customer base and increases in software-related consulting and training. Services costs are also expected to increase as we strengthen product support for overseas customers.

Operating Expenses

   Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs, and the associated infrastructure costs required to support product development. Product research and development expenses increased to $31.3 million in 2000 from $17.0 million in 1999 and $10.2 million in 1998, representing year over year increases in 2000 and 1999 of 85% and 67%, respectively. Research and development expenses were 24%, 23% and 24% of total revenues in each year, respectively. The increase in expenses was due to an increase in research and development personnel and contracted development expenses to meet market demand for new features, functionality and advances in product architecture. The new functionality includes enhancements for high-speed Internet and data communications networks, Internet commerce, and adapting our software for international differences in data formats, standards and language. Our product architecture advances also included the capability for our product to more quickly address future functional requirements to provide an enduring competitive advantage for our current and future customers.

   We expect that our future investment in product development will continue to increase as we address additional emerging technologies to enable communications providers and businesses to manage their next generation networks and services worldwide.

   Our product development methodology generally establishes technological feasibility near the end of the process, when we have a working model. Accordingly, we have not capitalized any software development costs.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses were $24.5 million in 2000, $14.3 million in 1999 and $11.6 million in 1998, representing 19%, 20% and 27% of revenues in each year, respectively. Sales and marketing expenses increased each year primarily due to the expansion of our sales and marketing staff, increased commission expense, and increased travel costs. The decline in sales and marketing expenses as a percentage of revenues was due to increased productivity of our sales staff and a larger revenue base over which to spread the fixed costs of sales and marketing administration. We expect that our sales and marketing expenses will continue to increase, particularly as we increase our presence in Europe and Latin America. Sales commission expense is also expected to increase as we increase sales through partners who help generate orders for our software through our lead referral programs.

   General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management, that have not been allocated to other departments. General and administrative expenses were $18.9 million in 2000, $11.1 million in 1999 and $5.2 million in 1998, representing 14%, 15% and 12% of revenues in each year, respectively. The increase in general and administrative expenses resulted primarily from a higher provision for doubtful accounts which increased to $6.8 million in 2000 from $1.8 million in 1999 and $510,000 in 1998, and also due to staff increases in information systems, finance and administrative functions to support the increased scale of our operations. We expect general and administrative expenses to continue to increase to support business growth, including costs to strengthen our international operations. In addition, limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability.

   Interest and Other Income, Net. Interest and other income consisting of interest income, interest expense, and gains and losses on disposition of assets, was $7.7 million in 2000, $0.7 million in 1999 and $0.3 million in 1998. The increase in 2000 was primarily the result of interest and dividends earned on higher cash and marketable securities balances resulting from the company's initial public offering in November 1999.

   Income Tax Expense (Benefit). Income tax expense was $10.0 million in 2000, $1.8 million in 1999 and a benefit of $24,000 in 1998. As a percentage of income before taxes, income tax expense was 38.4% in 2000 and 40.7% in 1999. Tax expense as a percentage of pre-tax income differs from the federal statutory rate primarily due to state taxes, partially offset by estimated research and development tax credits in 2000, including recovery of credits for prior years. The higher 1999 tax expense rate also includes a non-recurring state tax adjustment.

   Liquidity and Capital Resources. At December 31, 2000, our primary sources of liquidity were cash, cash equivalents and marketable securities totaling $142.5 million and representing 72% of total assets. The Company generated $100.4 million in net proceeds from our initial public stock offering on November 17, 1999. The company has invested its cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance future company growth.

   Our operating activities generated $36.1 million in cash during 2000, compared to $10.4 million in 1999 and use of cash of $2.3 million in 1998. In 2000, the increase in cash from operating activities was due primarily to profits of the company, an increase in deferred revenues, and tax benefits from disqualifying dispositions of company stock options, partially offset by higher receivables.

   Deferred revenue consists primarily of customer payments that we have received and have outstanding services to perform, and also includes prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement. Deferred revenues were $24.0 million as of December 31, 2000, compared to $11.7 million at December 31, 1999, reflecting an increase in prepaid maintenance contracts due to a larger customer base, and deferrals of software and consulting revenues that depend on our future performance.

   Accounts receivable, net, increased from $16.8 million at the end of 1999 to $24.0 million as of December 31, 2000. This 43% increase in receivables resulted primarily from a 72% increase in revenues between the quarter ended December 31, 2000, and the year-ago quarter.

   Net cash used for investing activities was $60.2 million in 2000 including $48.8 million in purchases of marketable securities. Also included in cash used for investing activities were $7.3 million in capital expenditures for computer hardware and software, furniture and leasehold improvements, and $4.0 million in equity investments in companies with whom we have strategic relationships. Net cash used for investing activities in 1999 and 1998 was $7.1 million and $3.3 million, respectively. We have no unusual capital commitments at December 31, 2000, and believe our principal commitments consist of obligations under operating leases. See Note 8 of Notes to Consolidated Financial Statements.

   We believe that our cash flows generated by operations, together with current cash and marketable security balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. From time to time, we evaluate potential acquisitions of complementary businesses, products and technologies. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended, require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this standard on January 1, 2001, did not have a material impact on our results of operations or financial position.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 2000, the weighted average pre-tax interest rate on the investment portfolio is approximately 6.8%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During 2000, had short-term market interest rates averaged 10% more than in 1999, there would have been no material adverse impact on our results of operations or financial position.

   Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. If these rates averaged 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During 2000, had these rates averaged 10% more than in 1999, there would have been no material impact on our results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  31

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  32

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  33

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998........................................  34

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  35

Notes to Consolidated Financial Statements...............................  36

Supplemental Schedule:

Schedule II--Valuation and Qualifying Accounts...........................  46

Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
MetaSolv, Inc.:

   We have audited the accompanying consolidated balance sheets of MetaSolv, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
January 30, 2001

                                 METASOLV, INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                 (In thousands except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 93,695  $112,341
  Marketable securities....................................   48,843       --
  Trade accounts receivable, less allowance for doubtful
   accounts of $5,200 in 2000 and $1,523 in 1999...........   23,994    16,755
  Unbilled receivables.....................................    1,510     4,064
  Prepaid expenses.........................................    6,090     1,845
  Other current assets.....................................    4,921     2,203
                                                            --------  --------
    Total current assets...................................  179,053   137,208
Property and equipment, net................................   14,491     9,950
Equity investments.........................................    4,000       --
Other assets...............................................       84        58
                                                            --------  --------
    Total assets........................................... $197,628  $147,216
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  7,910  $  5,503
  Accrued expenses.........................................   16,468    11,094
  Deferred revenue.........................................   24,025    11,694
                                                            --------  --------
    Total current liabilities..............................   48,403    28,291
Deferred income taxes......................................      275       310
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized,
   no shares issued or outstanding.........................      --        --
  Common stock, $.005 par value, 100,000,000 shares
   authorized, 35,930,345 shares issued and outstanding at
   December 31, 2000, and 34,504,334 issued at December 31,
   1999....................................................      180       172
  Additional paid-in capital...............................  130,522   116,508
  Deferred compensation....................................     (300)     (556)
  Treasury stock at cost, 24,000 shares at December 31,
   1999....................................................      --        (14)
  Retained earnings........................................   18,548     2,505
                                                            --------  --------
    Total stockholders' equity.............................  148,950   118,615
                                                            --------  --------
    Total liabilities and stockholders' equity............. $197,628  $147,216
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                                 METASOLV, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

                                                      Year Ended December 31,
                                                      ------------------------
                                                        2000    1999    1998
                                                      -------- ------- -------
Revenues:
  License............................................ $ 71,632 $38,788 $23,432
  Service............................................   60,245  34,219  19,144
                                                      -------- ------- -------
    Total revenues...................................  131,877  73,007  42,576
                                                      -------- ------- -------
Cost of revenues:
  License............................................    5,124   1,719   1,298
  Service............................................   33,613  25,215  14,803
                                                      -------- ------- -------
    Total cost of revenues...........................   38,737  26,934  16,101
                                                      -------- ------- -------
Gross profit.........................................   93,140  46,073  26,475
                                                      -------- ------- -------
Operating expenses:
  Research and development...........................   31,304  16,952  10,170
  Sales and marketing................................   24,545  14,331  11,634
  General and administrative.........................   18,903  11,072   5,179
                                                      -------- ------- -------
    Total operating expenses.........................   74,752  42,355  26,983
                                                      -------- ------- -------
Income (loss) from operations........................   18,388   3,718    (508)
Interest and other income, net.......................    7,659     742     298
                                                      -------- ------- -------
Income (loss) before taxes...........................   26,047   4,460    (210)
Income tax expense (benefit).........................   10,004   1,815     (24)
                                                      -------- ------- -------
Net income (loss).................................... $ 16,043 $ 2,645 $  (186)
                                                      ======== ======= =======
Earnings (loss) per share of common stock:
  Basic.............................................. $   0.45 $  0.17 $ (0.02)
                                                      ======== ======= =======
  Diluted............................................ $   0.40 $  0.08 $ (0.02)
                                                      ======== ======= =======

          See accompanying notes to consolidated financial statements.

                                METASOLV, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2000, 1999 and 1998
                      (In thousands except share amounts)

                   Class A Convertible
                     Preferred stock      Common stock    Treasury stock   Additional                           Retained
                   ------------------- ------------------ ---------------   paid-in   Common stock   Deferred   earnings
                      Shares    Amount   Shares    Amount Shares   Amount   capital   subscription compensation (deficit)
                   ------------ ------ ----------- ------ -------  ------  ---------- ------------ ------------ ---------
Balance, December
31, 1997.........     6,650,000 $  18   11,409,360  $ 57      --   $ --     $  1,818     $ --         $ --       $    46
 Exercise of
 stock options...           --    --       237,220     1      --     --           72       --           --           --
 Net loss........           --    --           --    --       --     --          --        --           --          (186)
                   ------------ -----  -----------  ----  -------  -----    --------     -----        -----      -------
Balance, December
31, 1998.........     6,650,000    18   11,646,580    58      --     --        1,890       --           --          (140)
 Exercise of
 stock options...           --    --       862,448     4      --     --          775       (47)         --           --
 Purchase of
 treasury stock..           --    --           --    --    24,000    (14)        --        --           --           --
 Issuance of
 common stock....           --    --     5,750,000    29      --     --      100,374       --           --           --
 Conversion of
 redeemable
 convertible
 preferred
 stock...........           --    --     9,595,306    48      --     --       12,562       --           --           --
 Conversion of
 convertible
 preferred
 stock...........   (6,650,000)  (18)    6,650,000    33      --     --         (58)       --           --           --
 Tax benefit from
 disqualifying
 dispositions....           --    --           --    --       --     --          356       --           --           --
 Deferred
 compensation....           --    --           --    --       --     --          656       --          (656)         --
 Amortization of
 deferred
 compensation....           --    --           --    --       --     --          --        --           100          --
 Net income......           --    --           --    --       --     --          --        --           --         2,645
                   ------------ -----  -----------  ----  -------  -----    --------     -----        -----      -------
Balance, December
31, 1999.........           --    --    34,504,334   172   24,000    (14)    116,555       (47)        (556)       2,505
 Exercise of
 stock options...           --    --     1,212,662     7      --     --        1,655       --           --           --
 Repayment of
 subscription
 note............           --    --           --    --       --     --          --         23          --           --
 Purchase of
 treasury stock..           --    --           --    --     1,440     (1)        --        --           --           --
 Reissuance of
 treasury stock..           --    --           --    --   (25,440)    15         374       --           --           --
 Issuance of
 common stock....           --    --       213,349     1      --     --        3,348       --           --           --
 Tax benefit from
 disqualifying
 dispositions....           --    --           --    --       --     --        8,614       --           --           --
 Amortization of
 deferred
 compensation....           --    --           --    --       --     --          --        --           256          --
 Net income......           --    --           --    --       --     --          --        --           --        16,043
                   ------------ -----  -----------  ----  -------  -----    --------     -----        -----      -------
Balance, December
31, 2000.........           --  $ --    35,930,345  $180      --   $ --     $130,546     $ (24)       $(300)     $18,548
                   ============ =====  ===========  ====  =======  =====    ========     =====        =====      =======
                    Total
                   ---------
Balance, December
31, 1997.........  $  1,939
 Exercise of
 stock options...        73
 Net loss........      (186)
                   ---------
Balance, December
31, 1998.........     1,826
 Exercise of
 stock options...       732
 Purchase of
 treasury stock..       (14)
 Issuance of
 common stock....   100,403
 Conversion of
 redeemable
 convertible
 preferred
 stock...........    12,610
 Conversion of
 convertible
 preferred
 stock...........       (43)
 Tax benefit from
 disqualifying
 dispositions....       356
 Deferred
 compensation....       --
 Amortization of
 deferred
 compensation....       100
 Net income......     2,645
                   ---------
Balance, December
31, 1999.........   118,615
 Exercise of
 stock options...     1,662
 Repayment of
 subscription
 note............        23
 Purchase of
 treasury stock..        (1)
 Reissuance of
 treasury stock..       389
 Issuance of
 common stock....     3,349
 Tax benefit from
 disqualifying
 dispositions....     8,614
 Amortization of
 deferred
 compensation....       256
 Net income......    16,043
                   ---------
Balance, December
31, 2000.........  $148,950
                   =========

         See accompanying notes to consolidated financial statements.

                                 METASOLV, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                    2000      1999      1998
                                                  --------  ---------  -------
Cash flows from operating activities:
 Net income (loss)............................... $ 16,043  $   2,645  $  (186)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization..................    3,016      1,841      763
  Loss on asset disposal.........................       26        180      --
  Deferred tax benefit...........................   (2,577)      (583)    (524)
  Tax benefit for disqualifying dispositions.....    8,614        356      --
  Changes in operating assets and liabilities:
   Restricted cash...............................      --         --       689
   Trade accounts receivable, net................   (7,239)    (5,677)  (9,050)
   Unbilled receivables..........................    2,554     (3,107)     (60)
   Other assets..................................   (4,447)    (1,642)    (679)
   Accounts payable and accrued expenses.........    7,781      7,310    6,942
   Deferred revenue..............................   12,331      9,046     (234)
                                                  --------  ---------  -------
    Net cash provided by (used in) operating
     activities..................................   36,102     10,369   (2,339)
                                                  --------  ---------  -------
Cash flows from investing activities:
 Purchases of property and equipment.............   (7,327)    (7,133)  (3,296)
 Purchase of equity investments..................   (4,000)       --       --
 Purchase of marketable securities...............  (48,843)       --       --
                                                  --------  ---------  -------
    Net cash used in investing activities........  (60,170)    (7,133)  (3,296)
                                                  --------  ---------  -------
Cash flows from financing activities:
 Proceeds from sale of redeemable preferred
  stock..........................................      --         --    10,000
 Borrowing from bank.............................      --       1,866    1,000
 Payments on debt................................      --      (1,866)  (1,093)
 Proceeds from initial public offering...........      --     100,403      --
 Proceeds from issuance of common stock..........    5,034        732       73
 Purchase of treasury stock......................       (1)       (14)     --
 Reissuance of treasury stock....................      389        --       --
                                                  --------  ---------  -------
    Net cash provided by financing activities....    5,422    101,121    9,980
                                                  --------  ---------  -------
Increase (decrease) in cash and cash
 equivalents:....................................  (18,646)   104,357    4,345
Cash and cash equivalents, beginning of year.....  112,341      7,984    3,639
                                                  --------  ---------  -------
Cash and cash equivalents, end of year........... $ 93,695  $ 112,341  $ 7,984
                                                  ========  =========  =======
Supplemental disclosures of cash flow
 information--
 Cash paid during the year for:
  Interest....................................... $     48  $     155  $    26
                                                  ========  =========  =======
  Income taxes................................... $  6,010  $     868  $    33
                                                  ========  =========  =======

          See accompanying notes to consolidated financial statements.

                                METASOLV, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 2000, 1999 and 1998

1) Organization and Summary of Significant Accounting Policies

   MetaSolv, Inc. (the "Company"), a Delaware corporation headquartered in Plano, Texas, develops, delivers and supports software designed to make it easier for communications service providers to take, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long distance telephone services, high-speed data services and Internet services, often as a bundled offering. The Company derives substantially all if its revenue from the sale of licenses, related professional services and maintenance and support of its MetaSolv Solution(TM) packaged software products to these competitive communications service providers.

 a) Principles of Consolidation

   The consolidated financial statements include the financial statement of MetaSolv, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 b) Revenue Recognition

   The Company's software products are licensed to customers primarily through the Company's direct sales force. The Company's software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting, and training. On January 1, 2000, the Company adopted the residual method of revenue recognition for these arrangements. The adoption of this method of revenue recognition did not have a material impact on the Company's financial position or results of operation. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the Company has delivered the product to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed.

   The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management's estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, $2,800,695 and $703,416 as of December 31, 2000 and 1999, respectively, represent billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of total unbilled receivables, $1,203,526 as of December 31, 2000, represent costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

                                METASOLV, INC.

   Accounts receivable include only those amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized. Accounts receivable at December 31, 1999, includes $408,854, which has not been paid in accordance with the retainage provisions of a long-term contract with a customer.

 c) Cash and Cash Equivalents

   Cash equivalents consist of investments in an interest-bearing money market account and commercial paper with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents.

 d) Marketable Securities

   Marketable securities at December 31, 2000, consist of commercial paper of $19.4 million, with remaining contractual maturities of 60 days or less, and debt securities issued by U.S. government agencies of $29.4 million, with remaining contractual maturities of 15 months or less. Marketable securities are classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses are immaterial.

 e) Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the term of the lease, if shorter. The estimated useful lives are as follows:

                                                                         Years
                                                                         -----
        Furniture and fixtures..........................................    7
        Computer equipment..............................................    3
        Other equipment.................................................  3-7

 f) Fair Value of Financial Instruments

   The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

 g) Research and Development Costs

   Research and development costs incurred prior to the establishment of technological feasibility of the product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized. The Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

 h) Accounting for Impairment of Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                                METASOLV, INC.

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

 i) Income Taxes

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

 j) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 k) Stock Option Plan

   The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant.

 l) Comprehensive Income

   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Net income
(loss) as reported in the consolidated statements of operations is the Company's only component of comprehensive income during all periods presented.

 m) Earnings (Loss) Per Share of Common Stock

   Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the incremental increase in common shares outstanding assuming the exercise of all stock options and conversion of all preferred stock that would have had a dilutive effect on earnings per share.

                                METASOLV, INC.

2) Property and equipment

   Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Property and equipment at cost:
     Land..................................................... $ 3,671  $ 3,665
     Computer equipment and software..........................   8,129    4,790
     Furniture and fixtures...................................   3,134    1,875
     Leasehold improvements...................................   3,006    1,020
     Other equipment..........................................   1,281      781
     Construction in progress.................................     668      501
                                                               -------  -------
                                                                19,889   12,632
   Less accumulated depreciation..............................  (5,398)  (2,682)
                                                               -------  -------
   Property and equipment, net................................ $14,491  $ 9,950
                                                               =======  =======

3) Income Taxes

   Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following (in thousands):

                                                            December 31,
                                                        ----------------------
                                                         2000     1999   1998
                                                        -------  ------  -----
   Current income tax expense:
     Federal........................................... $10,676  $2,055  $ 434
     Foreign...........................................     135     --     --
     State.............................................   1,770     343     66
                                                        -------  ------  -----
                                                         12,581   2,398    500
                                                        -------  ------  -----
   Deferred income tax expense (benefit):
     Federal...........................................  (2,294)   (489)  (462)
     State.............................................    (283)    (94)   (62)
                                                        -------  ------  -----
                                                         (2,577)   (583)  (524)
                                                        -------  ------  -----
   Total expense (benefit)............................. $10,004  $1,815  $ (24)
                                                        =======  ======  =====

   During 2000, income before income taxes included approximately $451,000 of non-U.S. income. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income
(loss) before taxes in the year ended December 31, 2000, and 34 percent in the years ended December 31, 1999 and 1998, as follows (in thousands):

                                                            December 31,
                                                         --------------------
                                                          2000     1999  1998
                                                         -------  ------ ----
   Computed "expected" tax expense (benefit)............ $ 9,116  $1,516 $(71)
   Expenses not deductible for tax purposes.............     167      73   42
   Effect of state and local taxes, net of federal
    benefit.............................................     932     177    2
   Other................................................    (211)     49    3
                                                         -------  ------ ----
     Income tax expense (benefit)....................... $10,004  $1,815 $(24)
                                                         =======  ====== ====

                                METASOLV, INC.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Deferred tax assets:
   Accrued expenses.............................................  $1,351 $  809
   Allowance for doubtful accounts..............................   2,006    573
   R&D credit carryforward......................................     567    --
                                                                  ------ ------
   Total gross deferred tax assets..............................   3,924  1,382
   Deferred tax liability - property and equipment, due to
    differences in depreciation.................................   (275)  (310)
                                                                  ------ ------
       Net deferred tax asset...................................  $3,649 $1,072
                                                                  ====== ======

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

4) Accrued Expenses

   Accrued expenses consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Employee compensation....................................... $ 5,682 $ 4,755
   Income taxes payable........................................     190   1,636
   Sales tax payable...........................................   1,145   1,093
   Other expenses..............................................   9,451   3,610
                                                                ------- -------
                                                                $16,468 $11,094
                                                                ======= =======

5) Convertible Preferred Stock and Redeemable Convertible Preferred Stock

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

6) Stock Option Plan and Employee Stock Purchase Plan

   In 1992, the Company adopted a stock option plan pursuant to which the Board of Directors may grant stock options to officers and employees. In August 1999, the Company adopted the MetaSolv Software, Inc. Long-Term Incentive Plan which was subsequently merged with the existing stock option plan. The plan at its adoption authorized grants of options to purchase up to 9,320,000 shares of common stock.

                                METASOLV, INC.

   At December 31, 2000, there were 2,644,382 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted for the years ended December 31, 2000, 1999 and 1998 was $21.13, $.99 and $.415, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of five years, and volatility of 80% for 2000 and 0% for 1999 and 1998 prior to the Company's initial public offering.

   The number of shares issuable under the plan increases by 5% of the Company's outstanding common stock as of January 1 of each of the first five calendar years following the plan merger. Accordingly, as of January 1, 2001, the number of shares authorized under the plan increased to 12,840,534. Generally, stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date.

   The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. The Company recorded $656,400 of deferred compensation during 1999 as a result of granting stock options with exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred compensation has been recorded as a component of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred compensation of $256,000 was recognized in 2000 and $100,000 was recognized in 1999.

   Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

                                                          Year ended December
                                                                  31,
                                                         ---------------------
                                                          2000    1999   1998
                                                         ------- ------ ------
   Net income (loss):
       As reported...................................... $16,043 $2,645 $ (186)
       Pro forma........................................  10,921  2,194   (278)
   Earnings (loss) per share of common stock:
     Basic:
       As reported...................................... $  0.45 $ 0.17 $(0.02)
       Pro forma........................................ $  0.31 $ 0.14 $(0.02)
     Diluted:
       As reported...................................... $  0.40 $ 0.08 $(0.02)
       Pro forma........................................ $  0.27 $ 0.07 $(0.02)

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

                                 METASOLV, INC.

   Stock option activity during the periods indicated is as follows:

                                                                    Weighted-
                                                       Number        average
                                                      of shares   exercise price
                                                     -----------  --------------
   Balance as of December 31, 1997 .................   3,378,560      $ 0.31
     Granted........................................   1,693,700        1.79
     Exercised......................................    (237,220)       0.31
     Forfeited......................................    (404,600)       1.36
                                                     -----------
   Balance as of December 31, 1998..................   4,430,440        0.78
     Granted........................................   3,209,200        3.93
     Exercised......................................    (862,448)       0.86
     Forfeited......................................    (462,080)       1.97
                                                     -----------
   Balance as of December 31, 1999..................   6,315,112        2.28
     Granted........................................   1,493,665       31.62
     Exercised......................................  (1,214,262)       1.37
     Forfeited......................................    (518,170)       8.51
                                                     -----------
   Balance as of December 31, 2000..................   6,076,345      $ 9.14
                                                     ===========

   At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.24 to $97.75 and 6.73 years, respectively. The following table presents information about outstanding stock options as of December 31, 2000:

                                                              Options vested and
                                   Weighted average               exercisable
                            ------------------------------- -----------------------
 Range of
 Exercise                                     Remaining     Number of   Weighted
 Prices   Number of options Exercise price contractual life  options  average price
 -------- ----------------- -------------- ---------------- --------- -------------
 $  .24-.60         1,910,260         $ 0.37           5.95       1,221,780    $ 0.34
   1.75-9.75        2,719,390           3.77           8.28         352,467      3.70
  11.69-19.94         742,145          16.92           5.13          10,480     13.00
  33.25-46.38         667,800          42.91           4.52             --        --
  58.00-97.75          36,750          91.95           4.12           3,950     97.75
                    ---------                                     ---------
 Totals             6,076,345                                     1,588,677
                    =========                                     =========

                                METASOLV, INC.

   At December 31, 2000, 1999 and 1998, 1,588,677, 1,532,362 and 1,232,080
options were vested and exercisable at a weighted-average exercise price of $1.41, $0.56 and $0.30 respectively.

   In August 1999, the Company adopted the MetaSolv Software, Inc. Employee Stock Purchase Plan. The plan is authorized to issue 600,000 shares of common stock, and shares issuable under the plan will increase annually during the first five years following adoption of the plan by 1% of the Company's outstanding common stock. Accordingly, as of January 1, 2001, the number of shares authorized under the plan increased to 1,304,107. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. During 2000, there were 213,349 shares of common stock issued under the plan.

7) 401(k) Plan and Trust Agreement

   The Company has a 401(k) Plan and Trust Agreement under which employees are entitled to contribute up to 15% of their salary, subject to certain regulatory limitations. In 2000, 1999 and 1998 the Company made profit sharing contributions of $667,017, $594,143, and $337,084, respectively, to the plan.

8) Commitments and Contingencies

 Leases

   The Company leases its offices under operating leases which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                             Total minimum lease
        Years ending December 31,                                 payments
        -------------------------                            -------------------
        2001................................................       $ 3,362
        2002................................................         3,434
        2003................................................         3,502
        2004................................................         3,394
        2005................................................         2,973
        Thereafter..........................................        12,774
                                                                   -------
                                                                   $29,439
                                                                   =======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $3,378,785, $1,675,390 and $1,175,047, respectively.

 Legal Proceedings

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

 Letter of Credit

   The Company had a standby letter of credit (in lieu of a security deposit) totaling $1,300,000 as of December 31, 2000 and 1999.

                                METASOLV, INC.

9) Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Year ended December
                                                                 31,
                                                        ---------------------
                                                         2000    1999   1998
                                                        ------- ------ ------
   Numerator:
     Net income (loss)                                  $16,043 $2,645 $ (186)
                                                        ======= ====== ======
   Denominator:
     Denominator for basic earnings (loss) per share--
      weighted average common shares outstanding.......  35,430 15,582 11,472
     Effect of dilutive securities.....................
       Preferred stock.................................     --  13,538    --
       Employee stock options..........................   4,759  4,042    --
                                                        ------- ------ ------
     Denominator for diluted earnings (loss) per
      share-- weighted average common shares
      outstanding......................................  40,189 33,162 11,472
                                                        ======= ====== ======
   Earnings (loss) per common share:
     Basic............................................. $  0.45 $ 0.17 $(0.02)
                                                        ======= ====== ======
     Diluted........................................... $  0.40 $ 0.08 $(0.02)
                                                        ======= ====== ======

   Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 1,479,695 shares of common stock in 2000 and 4,430,440 shares of common stock in 1998, and 16,245,306 shares of preferred stock in 1998.

10) Segment Information and Concentration of Credit Risk

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

                                METASOLV, INC.

   Revenue information regarding operations for different products and services is as follows (in thousands):

                                                       Year ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
   Revenues:
     Software license fees............................ $ 71,632 $38,788 $23,432
     Professional services............................   33,995  23,710  14,472
     Post-contract customer support...................   26,250  10,509   4,672
                                                       -------- ------- -------
   Total revenues..................................... $131,877 $73,007 $42,576
                                                       ======== ======= =======

   The Company has derived most of its revenues from the United States. Total revenue derived from non-U.S. locations was approximately $9,996,000 during 2000. No individual country accounted for more than 10% of total revenues.

   The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral or other security to support its trade accounts receivable. The table below presents the portion of the Company's revenues derived from customers whose revenue exceeded 10% of total revenues in any of the years presented and the portion of accounts receivable as of December 31, 2000 and 1999 related to those customers:

                                                    Accounts
                                                   Receivables         Revenues
                                                  ---------------   --------------
                                                   Year ended         Year ended
                                                  December 31,       December 31,
                                                  ---------------   --------------
                                                   2000     1999    2000 1999 1998
                                                  ------   ------   ---- ---- ----
Customers
A................................................      2%      12%   3%  13%   22%
B................................................    --       --     1%   1%   11%

11) Stock Split

   On October 28, 1999, the Company consummated a 2 for 1 split of all classes of its common and preferred stock. The financial statements have been adjusted to give retroactive effect to the stock split.

                                                                    SCHEDULE II

                                METASOLV, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                     Balance at Charged to             Balance
                                     beginning  costs and             at end of
Description                          of period   expenses  Deductions  period
-----------                          ---------- ---------- ---------- ---------
Allowance for doubtful accounts:
  Year ended December 31, 2000......   $1,523     $6,847     $3,170    $5,200
  Year ended December 31, 1999......   $  600     $1,750     $  827    $1,523
  Year ended December 31, 1998......   $   90     $  510     $  --     $  600

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 2001 Proxy Statement under the heading "Election of Directors," and is incorporated herein by reference.

Executive Officers

   The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K will be contained in the Company's 2001 Proxy Statement under the headings "Directors'
Compensation," "Compensation Committee Interlocks and Insider Participation," " Compensation Committee Report," "Management Compensation" and "Stock Performance Graph," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K will be contained in the Company's 2001 Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K will be contained in the Company's 2001 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

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

     (3) Exhibits. The following exhibits:

                               INDEX TO EXHIBITS

 Exhibit No. Description
 ----------- -----------
      *2     Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv
             Software, Inc., MS Merger, Inc., and the Registrant.

     *3.1    Certificate of Incorporation of the Registrant.

     *3.2    Bylaws of the Registrant.

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

 Exhibit No. Description
 ----------- -----------
    10.6     Commercial Lease Agreement between the Registrant and CrownInvest
             I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to exhibits to the Company's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-
             86937.

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

    21       Subsidiaries of the Company

             (a) MetaSolv Software, Inc., a Delaware corporation

             (b) MetaSolv Software S.A.S., a French corporation

   *23.1     Consent of KPMG LLP, independent auditors.

--------
*  Filed herewith

   (b) Current Report on Form 8-K of MetaSolv, Inc., (formerly MetaSolv Software, Inc.) dated October 5, 2000, reporting the filing of a press release.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MetaSolv, Inc.

Dated: March 28, 2001

                                                   /s/ James P. Janicki
                                          By: _________________________________
                                                      James P. Janicki
                                                  Chief Executive Officer

                                                 /s/ Glenn A. Etherington
                                          By: _________________________________
                                                    Glenn A. Etherington
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ John W. White              Chairman of the Board        March 28, 2001
______________________________________
            John W. White

       /s/ James P. Janicki            Chief Executive Officer      March 28, 2001
______________________________________ and
           James P. Janicki            Director

      /s/ Lawrence J. Bouman           Director                     March 28, 2001
______________________________________
          Lawrence J. Bouman

       /s/ Barry F. Eggers             Director                     March 28, 2001
______________________________________
           Barry F. Eggers

       /s/ Royce J. Holland            Director                     March 28, 2001
______________________________________
           Royce J. Holland

       /s/ David R. Semmel             Director                     March 28, 2001
______________________________________
           David R. Semmel

       /s/ John D. Thornton            Director                     March 28, 2001
______________________________________
           John D. Thornton