Form 10-Q
period 2001-03-31
METASOLV INC
filed 2001-05-15
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------


                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934/
              For the quarterly period ended /March 31, 2001/

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE/ SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  ________ to  ________


                         Commission File Number 0-17920

                                 Metasolv, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                     75-2912166
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

As of March 31, 2001, there were 36,046,722 shares of the registrant's common stock outstanding.

                                 METASOLV, INC.

                                     INDEX


                                                                                                                      Page
                                                                                                                      ----
PART I.   FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...........................      3

          Condensed Consolidated Statements of Operations - For the Three Months Ended
            March 31, 2001 and 2000..............................................................................      4

          Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
            March 31, 2001 and 2000..............................................................................      5

          Notes to Condensed Consolidated Financial Statements...................................................      6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................................      7

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................     18

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................................................................     19

SIGNATURES.......................................................................................................     20


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METASOLV, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                     ASSETS
                                     ------

                                                                      March 31,     December 31,
                                                                         2001             2000
                                                                     ----------     ------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................................    $111,429       $ 93,695
  Marketable securities............................................      33,774         48,843
  Trade accounts receivable, less allowance for doubtful accounts
    of $6,223 in 2001 and $5,200 in 2000...........................      30,830         23,994
  Unbilled receivables.............................................       1,187          1,510
  Prepaid expenses.................................................       4,753          6,090
  Other current assets.............................................       4,628          4,921
                                                                       --------       --------
     Total current assets..........................................     186,601        179,053

Property and equipment, net........................................      15,456         14,491
Equity investments, at cost........................................       4,000          4,000
Other assets.......................................................         100             84
                                                                       --------       --------
     Total assets..................................................    $206,157       $197,628
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable.................................................    $  6,805       $  7,910
  Accrued expenses.................................................      19,458         16,468
  Deferred revenue.................................................      26,415         24,025
                                                                       --------       --------
   Total current liabilities.......................................      52,678         48,403
Deferred income taxes..............................................         308            275

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding.................................          --             --
  Common stock, $.005 par value, 100,000,000 shares authorized,
   36,046,722 issued at March 31, 2001 and 35,930,345 issued
   at December 31, 2000............................................         180            180
  Additional paid-in capital.......................................     129,634        130,522
  Deferred compensation............................................        (371)          (300)
  Unrealized gains on marketable securities........................          65             --
  Retained earnings................................................      23,663         18,548
                                                                       --------       --------
   Total stockholders' equity......................................     153,171        148,950
                                                                       --------       --------
   Total liabilities and stockholders' equity......................    $206,157       $197,628
                                                                       ========       ========

           See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)


                                         Three Months Ended
                                             March 31,
                                         ------------------
                                           2001       2000
                                         -------    -------
                                             (Unaudited)
Revenues:
  License............................    $24,930    $13,193
  Service............................     13,876     12,797
                                         -------    -------
     Total revenues..................     38,806     25,990
                                         -------    -------
Cost of revenues:
  License............................      2,998        547
  Service............................      7,324      7,528
                                         -------    -------
     Total cost of revenues..........     10,322      8,075
                                         -------     -------
     Gross profit....................     28,484     17,915
                                         -------    -------

Operating expenses:
  Research and development...........      8,317      7,047
  Sales and marketing................      7,991      4,647
  General and administrative.........      5,869      3,542
                                         -------    -------
     Total operating expenses........     22,177     15,236
                                         -------    -------
Income from operations...............      6,307      2,679
Interest and other income, net.......      1,877      1,619
                                         -------    -------
Income before taxes..................      8,184      4,298
Income tax expense...................      3,069      1,719
                                         -------    -------
Net income...........................    $ 5,115    $ 2,579
                                         =======    =======

Earnings per share of common stock:
  Basic..............................    $  0.14    $  0.07
                                         =======    =======
  Diluted............................    $  0.13    $  0.06
                                         =======    =======

           See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                                (Unaudited)
Cash flows from operating activities:
 Net income............................................... $  5,115    $  2,579
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization..........................      996         622
   Deferred tax (benefit).................................     (222)       (364)
   Tax benefit from disqualifying dispositions............       --       1,788
   Changes in operating assets and liabilities:
      Trade accounts receivable, net......................   (6,836)     (2,378)
      Unbilled receivables................................      323       2,462
      Other assets........................................    1,869      (1,770)
      Accounts payable and accrued expenses...............    1,885        (122)
      Deferred revenue....................................    2,390         520
                                                           --------    --------
     Net cash provided by operating activities............    5,520       3,337
                                                           --------    --------

Cash flows from investing activities:
 Purchases of property, plant and equipment...............   (1,882)     (1,491)
 Proceeds from sale of marketable securities..............   15,134          --
                                                           --------    --------
     Net cash provided by (used in) investing activities..   13,252      (1,491)
                                                           --------    --------

Cash flows from financing activities:
 Proceeds from common stock transactions..................      553         613
 Purchase of treasury stock...............................   (1,591)         --
                                                           --------    --------

     Net cash provided by (used in) financing activities..   (1,038)        613
                                                           --------    --------

Increase in cash and cash equivalents.....................   17,734       2,459
Cash and cash equivalents, beginning of period............   93,695     112,341
                                                           --------    --------
Cash and cash equivalents, end of period.................. $111,429    $114,800
                                                           ========    ========

           See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1) Basis of Presentation

   These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2) Revenue Recognition

   Effective January 1, 2000, the Company adopted Statement of Position
(SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Adoption of SOP 98-9 did not have a material effect on the Company's financial position or results of operations.

3) Earnings Per Share

   Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
     Weighted average common shares outstanding.. 35,940 34,884 Effect of dilutive securities:
      Options....................................      3,749       5,660
                                                      ------      ------
      Weighted average common and common
      equivalent shares outstanding..............     39,689      40,544
                                                      ======      ======


   Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 1,211,265 shares of common stock in the first quarter of 2001 and 36,600 shares of common stock in the first quarter of 2000.

4) Segment Information

   The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

                                       Three Months Ended
                                            March 31,
                                       ------------------
                                         2001       2000
                                       -------    -------
     Software license fees...........  $24,930    $13,193
     Professional services...........    4,850      8,248
     Post-contract customer support..    9,026      4,549
                                       -------    -------
      Total revenues.................  $38,806    $25,990
                                       =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange commission, including this form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements that describe future market conditions, future revenues, future profitability or company plans are forward-looking statements. The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those in the section below entitled "Certain Factors That May Affect Future Results." The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


Overview

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

   Licensing and service terms are typically covered by signed orders that reference our master agreement with the customer. We normally ship our software and perform services shortly after we receive orders. As a result, our quarterly license revenues are largely dependent on orders booked and delivered during that quarter. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment. Extended payment terms that do not exceed six months are considered fixed obligations. In these situations, amounts not billed immediately are recorded as unbilled receivables. Obligations that extend beyond six months from shipment of software are deferred and recorded as revenue when billed.

   We have structured the pricing of our software to meet the needs of each of our target market segments, from start-up resellers to large, facility-based incumbent service providers. We charge a base price for the core subsystems, coupled with additional license fees for add-on modules. In addition, we charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of the license fee that is current for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from one to several millions of dollars.

   We occasionally include complementary software developed by third parties to extend the capabilities of our software, accelerate product introductions and to otherwise utilize proprietary intellectual property. From time to time we also evaluate opportunities to provide a broader solution to our customers by acquiring complementary software technology.


   Service revenues consist principally of software implementation, consulting and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with our alliance partners to provide implementation consulting services to our customers. We primarily offer and expect to continue to offer the majority of our services on an hourly basis. We also offer several fixed-price consulting packages, primarily for repeatable solutions.

   We anticipate that future revenues will be generated from five principal sources:

   License fees from new customers;

   License fees for additional products to existing customers;

   License fees for additional users in our existing customer base;

   Implementation and other service fees related to product license sales; and

   Maintenance fees from both existing and new customers.



Percentage of Revenues and Year over Year Growth

   The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations.

                                   Three Months Ended
                                       March 31,              Percentage Dollar
                                  2001         2000                 Change
                                  ----         ----           -----------------
                                       (Unaudited)
Revenues:
  License.......................    64%          51%                 89%
  Service.......................    36%          49%                  8%
                                  ----         ----
     Total revenues.............   100%         100%                 49%
                                  ----         ----
Cost of revenues:
  License.......................     8%           2%                448%
  Service.......................    19%          29%                 (3%)
                                  ----         ----
     Total cost of revenues.....    27%          31%                 28%
                                  ----         ----
Gross profit....................    73%          69%                 59%
Operating expenses:
  Research and development......    21%          27%                 18%
  Sales and marketing...........    21%          18%                 72%
  General and administrative....    15%          14%                 66%
                                  ----         ----

     Total operating expenses...    57%          59%                 46%
                                  ----         ----
Income from operations..........    16%          10%                135%
Interest and other income, net..     5%           6%                 16%
                                  ----         ----
Income before taxes.............    21%          17%                 90%
Income tax expense..............     8%           7%                 79%
                                  ----         ----
Net income......................    13%          10%                 98%
                                  ====         ====

Revenues

   Total revenues increased 49% to $38.8 million for the quarter ended March 31, 2001, from $26.0 million for the quarter ended March 31, 2000. The increase in revenues is primarily related to an increase in the number and size of software license sales earned and delivered during the most recent quarter, and a larger number of customers subscribing to our maintenance support.

   License fees. License revenues increased 89% to $24.9 million for the quarter ended March 31, 2001, from $13.2 million for the quarter ended March 31, 2000. License revenue includes sales of software to new customers, and follow-on sales of additional modules and user seats to existing customers.

   During the quarter ended March 31, 2001, we signed orders with three new customers, compared to a quarterly average of 13 new customers during 2000. The adverse revenue impact from the lower number of new customer orders during the quarter ended March 31, 2001, was largely offset by revenues earned from orders signed in prior periods and follow-on orders from existing customers. Fluctuation in the number of new customers in a single fiscal quarter is not expected to have a substantial impact on the Company's long-term growth, but a sustained reduction in the number of new customers would result in lower revenues and profits from licenses and services. We believe the slowdown in new customer orders reflects an overall lower level of capital spending by some segments of the North American communications industry. Our globalization and market diversification strategies are expected to reduce the adverse effects from future market downturns in specific regions and customer segments.
However, longer-term contractions in our customer markets could adversely affect future revenues. These and other risks are described in the section of this report titled Certain Factors That May Affect Future Results.

   Services. Services revenues increased 8% to $13.9 million for the quarter ended March 31, 2001, from $12.8 million for the quarter ended March 31, 2000. The growth in services revenues was due to growth in the number of customers subscribing to maintenance agreements, while revenue from consulting and training services declined 41% compared to the year-ago quarter.

   Post-contract customer support, or maintenance revenues increased 98% to $9.0 million for the quarter ended March 31, 2001, from $4.5 million for the quarter ended March 31, 2000. The increase in maintenance revenue is due to the growth in our active customer base and a high percentage of maintenance agreement renewals. Despite the high maintenance renewal rate from our customers, several have recently declared bankruptcy or leased operations, which is expected to slow the growth of our maintenance revenues in future periods.

   Consulting and training revenues declined 41% to $4.9 million for the quarter ended March 31, 2001, from $8.2 million for the quarter ended March 31, 2000. The decline in consulting and training revenue is attributable to fewer new customer product implementations during the quarter ended March 31, 2001, the increasing ability of alliance partners to provide consulting services directly to our customers, and shortened software implementation times that have reduced consulting costs for our customers.

   Demand for our consulting services is largely influenced by the number and size of our new license sales. We expect that increases or decreases in the number and size of new customer license sales generally will have a corresponding increase or decrease in consulting and training revenue. We also expect that the maintenance component of service revenues will continue to increase faster than the company's consulting revenue due to the high level of maintenance contract renewals we have experienced and the continuing trend of third party consulting firms contracting directly with our customers to provide implementation services.

   We recognized $0.5 million of revenue during the quarter ended March 31, 2001, from sources outside the continental United States and Canada, representing 1% of total revenue. We expect our international revenues to increase by a substantially higher percentage than domestic sales during the next twelve months as our product enhancements and language options expand our potential market, and as we strengthen our customer support capabilities in overseas markets. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

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

   License costs were $3.0 million for the quarter ended March 31, 2001, and $0.5 million for the quarter ended March 31, 2000, representing 12% and 4% of license revenues during each period, respectively. The increase in license costs was due to royalty expense for use of third party e-commerce software that we have embedded in our products and an increase in license revenues on which royalty payments are based. We expect to continue use of third party software where it provides an advantage for our customers and where it lowers our overall product development cost. Most of our royalty agreements provide for payment caps or time limitations.

   Service Costs. Service costs consist primarily of compensation and related expenses for MetaSolv employees and fees for third-party consultants who provide consulting, training and customer support services for our customers.

   Service costs were $7.3 million for the quarter ended March 31, 2001, and $7.5 million for the quarter ended March 31, 2000, representing 53% and 59% of service revenues in each period respectively. A $2.0 million decrease in subcontracted consulting costs was essentially offset by a $1.8 million increase in MetaSolv compensation and related overhead for customer support, training and consulting services. The decrease in service costs as a percentage of service revenues was due to the relatively higher proportion of higher-margin maintenance revenue, compared to consulting and training revenue, and repeatable implementation processes and standard customizable tools that have reduced implementation times and costs for tasks such as data migration.

   We expect future service costs to fluctuate proportionately with changes in demand for software-related consulting and training. We expect that our alliance partners who generate some of our license sales will increasingly contract directly with our customers to provide implementation and integration consulting services and this is expected to result in a slower growth of our services operation. Services costs related to support for overseas customers is also expected to increase substantially during 2001.


Operating Expenses

   Research and Development Expense. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs, and the associated infrastructure costs required to support product development. Product research and development expenses increased 18% to $8.3 million for the quarter ended March 31, 2001, from $7.0 million for the quarter ended March 31, 2000. Research and development expenses represented 21% and 27% of total revenues in each period, respectively. The increase in expenses was due to a 27% increase in research and development personnel to meet market demand for new features, functionality and advances in product architecture, partially offset by lower contracted development expenses. During the quarter ended March 31, 2001, research and development work included enhancements for high-speed internet and data communications networks, internet commerce, adapting our software for international differences in data formats, standards and language, and advances in product architecture that will allow our customers to more quickly address future changes in their service offerings, thus providing them with an enduring competitive advantage.

   We expect that our future investment in product development will continue to increase as we address additional emerging technologies to enable communications providers and businesses to manage their next generation networks and services worldwide.

   Our product development methodology generally achieves technological feasibility near the end of the process, when we have a working model. Accordingly, we have not capitalized any software development costs.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses increased 72% to $8.0 million for the quarter ended March 31, 2001, from $4.6 million for the quarter ended March 31, 2000, representing 21% and 18% of total revenues in each period, respectively. Sales and marketing expenses increased primarily due to the expansion of our sales and marketing staff required to execute our global, next-generation and enterprise strategies, and for revenue-related commission expenses to our sales force and to alliance partners who assisted in selling our products.

   General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management, that have not been allocated to other departments. General and administrative expenses increased 66% to $5.9 million for the quarter ended March 31, 2001, from $3.5 million for the quarter ended March 31, 2000, representing 15% and 14% of total revenues in each period, respectively. The increase in general and administrative expenses, in dollars and as a percent of revenue, resulted from a higher provision for doubtful accounts which increased 256% from the prior year. General and administrative expenses also increased between these two periods due to staff increases in information systems to support our larger scale of operations. We expect general and administrative expenses to continue to increase to support business growth, including costs to strengthen our international operations.

   Interest and Other Income, Net. Interest and other income consisting of interest income, interest expense, and gains and losses on disposition of assets, was $1.9 million in the quarter ended March 31, 2001, compared to $1.6 million in the quarter ended March 31, 2000. The increase in interest and other income in the most recent fiscal quarter was primarily due to our higher balances of cash and marketable securities on which we receive interest income, partially offset by lower interest rates earned on invested balances.

   Income Tax Expense. Income tax expense was $3.1 million in the quarter ended March 31, 2001, compared to $1.7 million in the quarter ended March 31, 2000, representing effective tax rates as a percent of pre-tax income of 37.5% and 40.0% in each period, respectively. The effective tax rate has declined from the prior year primarily due to realization of research and development tax credits.

   Liquidity and Capital Resources. At March 31, 2001, our primary sources of liquidity were $111.4 million in cash and cash equivalents, and $33.8 million in marketable securities, totaling $145.2 million and representing 70% of total assets. The company has invested its cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance future company growth. Total cash and marketable securities increased $2.7 million from $142.5 million at December 31, 2000, primarily due to cash generated from operating activities.

   Cash provided by operating activities was $5.5 million during the quarter ended March 31, 2001, compared to $3.3 million during the equivalent period in 2000. The increase in cash generated from operating activities was due primarily to higher operating profits of the company.

   Deferred revenue consists of customer payments that we have received for future deliverables and includes prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement. Deferred revenues were $26.4 million as of March 31, 2001, compared to $24.0 million at December 31, 2000, reflecting an increase primarily related to future delivery of international product functionality.

   Accounts receivable, net, increased from $24.0 million at the end of 2000 to $30.8 million as of March 31, 2001, due to slower-paying customers and a small increase in revenues between these periods.

   Cash provided by investing activities was $13.3 million in the quarter ended March 31, 2001. This amount includes $1.9 million for purchases of computer hardware and software, furniture and leasehold improvements, and $15.1 million from redemptions of marketable securities that were converted to cash equivalents.

   Net cash used in financing activities was $1.0 million in the quarter ended March 31, 2001, primarily due to the purchase of shares of the company's outstanding stock.

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


New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended, require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this standard on January 1, 2001, did not have any impact on our results of operations or financial position.


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


   Our Customers' Financial Strength, and their Ability to Obtain Financing May Lead to Lower Sales and Decreased Profitability

   Many of our customers are small to medium sized Competitive Communications Service Providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. During the last half of 2000 and in the most recent fiscal quarter, many competitive communications service providers have been unable to access either the debt or equity markets to continue the expansion of their business. The inability of these companies to raise capital has resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers to purchase additional products, and delays in payments by existing customers, or failure to pay for our products. We cannot be certain that market conditions will not continue to affect the ability of these customers to obtain adequate financing for capital expenditures. Because we currently derive all of our revenue from the licensing, related professional services and maintenance and support of our MetaSolv Solution software products, if our customers are unable to obtain adequate financing, sales of our software could suffer. The failure to continue to increase revenue related to our software would adversely affect our operating results and financial condition. In addition, limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional MetaSolv license or services products, and this could adversely affect our profitability.


   We Rely on a Limited Number of Customers for a Significant Portion of Our Revenue

   A significant portion of revenue each quarter is derived from a relatively small number of large sales. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2000, our top 10 customers accounted for 27% of our total revenue, compared to 44% during the year 1999. No single customer accounted for more than 5% of total revenue in 2000. However, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.


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

   If the Internet and Internet-Based Services Growth Slows, Demand for Our Products May Fall

   Our success depends heavily on the Internet being accepted and widely used as a medium of commerce and communication. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our core customers. Rapid growth in the use of the Internet and on-line services is a recent phenomenon, and it may not continue. If use of the Internet does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.


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


   Our Quarterly Operating Results Can Vary Significantly and May Cause Our Stock Price to Fluctuate

   Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

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

   Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe on the Proprietary Rights of Others

   Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At March 31, 2001, the weighted average pre-tax interest rate on the investment portfolio is approximately 5.25%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During the quarter ended March 31, 2001, had short-term market interest rates averaged 10% more than in 2000, there would have been no material adverse impact on our results of operations or financial position.

   Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates
against the U.S. dollar.   During the quarter ended March 31, 2001, had these
rates averaged 10% more than in 2000, there would have been no material impact on our results of operations or financial position.

                          PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         None

    (b)  Reports on Form 8-K.

         (i) Current Report on Form 8-K of Metasolv Software, Inc. dated January 2, 2001, reporting the holding company reorganization of the Company.

         (ii) Current report on Form 8-K of MetaSolv, Inc. dated February 1, 2001, reporting the filing of a press release.

         (iii) Current report on Form 8-K at MetaSolv, Inc. dated April 13, 2001, reporting the filing of a press release.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   May 14, 2001



                         METASOLV, INC.


                              /s/ Glenn A. Etherington
                         -----------------------------------------------------
                         Glenn A. Etherington
                         Chief Financial Officer
                         Duly Authorized Officer on behalf of the Registrant