Form 10-Q
period 2001-06-30
METASOLV INC
filed 2001-08-14
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________


                                   FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934/

        For the quarterly period ended June 30, 2001

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


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

     Yes   [X]  No   [X]

As of July 31, 2001, there were 36,802,505 shares of the registrant's common stock outstanding.

                                 METASOLV, INC.

                                     INDEX


                                                                                             Page
                                                                                             ----
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000         3

           Condensed Consolidated Statements of Operations - For the Three Months
             and the Six Months Ended  June 30, 2001 and 2000.........................         4

           Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
             June 30, 2001 and 2000...................................................         5

           Notes to Condensed Consolidated Financial Statements.......................         6

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................         8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................        20

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...........................................        21

SIGNATURES............................................................................        22


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 METASOLV, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                      June 30,     December 31,
                              ASSETS                                    2001           2000
                              ------                                 ----------    ------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................................   $ 126,864      $  93,695
  Marketable securities............................................      25,391         48,843
  Trade accounts receivable, less allowance for doubtful accounts
    of $6,542 in 2001 and $5,200 in 2000...........................      23,335         23,994
  Unbilled receivables.............................................         786          1,510
  Prepaid expenses.................................................       2,792          6,090
  Other current assets.............................................       5,037          4,921
                                                                      ---------      ---------
     Total current assets..........................................     184,205        179,053
Property, plant and equipment, net.................................      17,388         14,491
Equity investments.................................................       4,000          4,000
Other assets.......................................................         221             84
                                                                      ---------      ---------
     Total assets..................................................   $ 205,814      $ 197,628
                                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable.................................................   $   5,100      $   7,910
  Accrued expenses.................................................      25,377         16,468
  Deferred revenue.................................................      14,440         24,025
                                                                      ---------      ---------
     Total current liabilities.....................................      44,917         48,403
Deferred income taxes..............................................         373            275

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding.................................          --             --
  Common stock, $.005 par value, 100,000,000 shares authorized,
   36,777,765 issued at June 30, 2001 and 35,930,345
   issued at December 31, 2000.....................................         184            180
  Additional paid-in capital.......................................     132,353        130,522
  Deferred compensation............................................        (291)          (300)
  Unrealized gains on marketable securities........................          88             --
  Retained earnings................................................      28,190         18,548
                                                                      ---------      ---------
     Total stockholders' equity....................................     160,524        148,950
                                                                      ---------      ---------
     Total liabilities and stockholders' equity....................   $ 205,814      $ 197,628
                                                                      =========      =========

           See notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                       -------------------   -------------------
                                         2001        2000      2001        2000
                                       -------     -------   -------     -------
                                           (Unaudited)           (Unaudited)
Revenues:
  License............................  $23,814     $15,744   $48,744     $28,937
  Service............................   13,882      16,553    27,758      29,350
                                       -------     -------   -------     -------
     Total revenues..................   37,696      32,297    76,502      58,287
                                       -------     -------   -------     -------
Cost of revenues:
  License............................    2,763         583     5,761       1,130
  Service............................    6,739       9,781    14,063      17,309
                                       -------     -------   -------     -------
     Total cost of revenues..........    9,502      10,364    19,824      18,439
                                       -------     -------   -------     -------
     Gross profit....................   28,194      21,933    56,678      39,848
                                       -------     -------   -------     -------

Operating expenses:
  Research and development...........    8,115       7,031    16,432      14,078
  Sales and marketing................    8,340       6,591    16,331      11,239
  General and administrative.........    6,047       4,013    11,916       7,554
                                       -------     -------   -------     -------
     Total operating expenses........   22,502      17,635    44,679      32,871
                                       -------     -------   -------     -------
Income from operations...............    5,692       4,298    11,999       6,977
Interest and other income, net.......    1,550       1,969     3,427       3,588
                                       -------     -------   -------     -------
Income before taxes..................    7,242       6,267    15,426      10,565
Income tax expense...................    2,715       2,522     5,784       4,241
                                       -------     -------   -------     -------
Net income...........................  $ 4,527     $ 3,745   $ 9,642     $ 6,324
                                       =======     =======   =======     =======

Earnings per share of common stock:
  Basic..............................    $0.12       $0.11     $0.27       $0.18
                                       =======     =======   =======     =======
  Diluted............................    $0.12       $0.09     $0.25       $0.16
                                       =======     =======   =======     =======

           See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                                (Unaudited)
Cash Flows from Operating Activities:
 Net income...............................................  $  9,642   $  6,324
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization..........................     2,034      1,318
   Loss on asset disposal.................................        --         22
   Deferred tax expense (benefit).........................      (425)    (1,946)
   Tax benefit from employee stock options................       119      3,892
   Changes in operating assets and liabilities:
      Trade accounts receivable, net......................       659     (5,970)
      Unbilled receivables................................       724      1,543
      Other assets........................................     3,568     (1,687)
      Accounts payable and accrued expenses...............     6,099      3,310
      Deferred revenue....................................    (9,585)     5,710
                                                            --------   --------
     Net cash provided by operating activities............    12,835     12,516
                                                            --------   --------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment...............    (4,772)    (3,347)
 Proceeds from sale of marketable securities..............    23,540         --
                                                            --------   --------
     Net cash provided by (used in) investing activities..    18,768     (3,347)
                                                            --------   --------

Cash Flows from Financing Activities:
 Proceeds from common stock transactions..................     3,157      2,604
 Purchase of treasury stock...............................    (1,591)        --
 Re-issuance of treasury stock............................        --        387
                                                            --------   --------
     Net cash provided by financing activities............     1,566      2,991
                                                            --------   --------

Increase in cash and cash equivalents.....................    33,169     12,160
Cash and cash equivalents, beginning of period............    93,695    112,341
                                                            --------   --------
Cash and cash equivalents, end of period..................  $126,864   $124,501
                                                            ========   ========

           See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Basis of Presentation

  These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

Note 2.  Revenue Recognition

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

Note 3.  Earnings Per Share

  Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        ------------------         ----------------
                                                          2001       2000            2001     2000
                                                        -------    -------         -------  -------
     Weighted average common shares outstanding.......   36,478     35,375          36,119   35,129
     Effect of dilutive securities:
      Options.........................................    2,109      5,040           3,019    5,350
                                                         ------     ------          ------   ------
      Weighted average common and common
      equivalent shares outstanding...................   38,587     40,415          39,138   40,479
                                                         ======     ======          ======   ======


  Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase the following shares of common stock (in thousands):



                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        ------------------         ----------------
                                                          2001       2000            2001     2000
                                                        -------    -------         -------  -------
     Antidilutive stock options.......................    2,280         40           1,214       35

Note 4.  Segment Information

  The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):


                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        ------------------         ----------------
                                                          2001       2000            2001     2000
                                                        -------    -------         -------  -------
     Software license fees..........................    $23,814    $15,744         $48,744  $28,937
     Professional services..........................      4,534     10,939           9,384   19,186
     Post-contract customer support.................      9,348      5,614          18,374   10,164
                                                        -------    -------         -------  -------
      Total revenues................................    $37,696    $32,297         $76,502  $58,287
                                                        =======    =======         =======  =======

Note 5.  Subsequent Events

   On July 20, 2001, the Company, through its wholly-owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based LAT45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. As set forth in the Share Purchase Agreement dated July 20, 2001, the consideration paid to the LAT45 shareholders in connection with the acquisition consisted of approximately $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. Initially, each of these shares is exchangeable for one share of MetaSolv Inc. common stock. In accordance with their terms, the exchangeable shares of MetaSolv Canada Holdings Inc. may be exchanged by the holder of the shares for a period of five years. In addition, the shareholders of LAT45 Information Systems Inc. are eligible to receive up to an additional
$2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition.

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


Overview

  MetaSolv, Inc., headquartered in Plano, Texas, was founded in 1992. MetaSolv, through its wholly owned subsidiary, MetaSolv Software, Inc., is the leading provider of solutions that help global communications providers and businesses manage their next-generation networks and services. The MetaSolv Solution(TM) integrates and automates key communications management processes from network planning and engineering to operations and customer care. With the MetaSolv Solution, communications providers and businesses can reduce costs through more efficient management of network resources, and more quickly deploy communications resources as business needs change.

  We derive substantially all of our revenue from the sale of licenses, related professional services, and support of our MetaSolv Solution(TM) packaged software to communications service providers.

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

  Licensing and service terms are typically covered by signed orders that reference our master agreement with the customer. We normally ship our software and perform services shortly after we receive orders. As a result, our quarterly license revenues are largely dependent on orders booked and delivered during that quarter. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment. Generally in these situations, amounts not billed immediately are deferred and recorded as revenue when payments are due, assuming all revenue recognition criteria have been met.

  Our software products are priced to meet the needs of each of our target market segments, from start-up resellers and corporate enterprises to large, facility-based incumbent service providers. We charge a base price for the core subsystems, coupled with additional license fees for add-on modules. In addition, we typically charge a per-user license fee, with customary volume discounts on purchases of large numbers of user licenses. We price annual maintenance and support contracts as a percentage of the license fee that is current for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

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

  On July 20, 2001, MetaSolv acquired Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The consideration paid to the LAT45 shareholders in connection with the acquisition consisted of approximately $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. Initially, each of these shares is exchangeable for one share of MetaSolv Inc. common stock. In accordance with their terms, the exchangeable shares of MetaSolv Canada Holdings Inc. may be exchanged by the holder of the shares for a period of five years. In addition, the shareholders of LAT45 Information Systems Inc. are eligible to receive up to an additional $2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition.

  The acquisition of Lat45 allows MetaSolv to leverage graphical geospatial technology to business and communications network planning and engineering functions that are key to the customer's Service Resource Management (SRM) capabilities. This acquisition extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. MetaSolv is offering Lat45's Red Telecom(TM) product under the brand, MetaSolv Network and Service Planning both as a separate product and integrated with the MetaSolv Solution.

Percentage of Revenues and Year over Year Growth

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations.


                                                   Three Months                                  Six Months
                                                  Ended June 30,                                Ended June 30,
                                           ----------------------------     ----------------------------------------------------
                                                                                                               Percentage Dollar
                                              2001              2000           2001           2000                   Change
                                           ----------------------------     -------------------------          -----------------
                                                   (Unaudited)                    (Unaudited)
Revenues:
  License.........................            63%               49%            64%            50%                     68%
  Service.........................            37%               51%            36%            50%                    (5)%
                                             ---               ---            ---            ---                    ----
   Total revenues.................           100%              100%           100%           100%                     31%
                                             ---               ---            ---            ---                    ----

Cost of revenues:
  License.........................             7%                2%             8%             2%                    410%
  Service.........................            18%               30%            18%            30%                   (19)%
                                             ---               ---            ---            ---                    ----
   Total cost of revenues.........            25%               32%            26%            32%                      8%
                                             ---               ---            ---            ---                    ----

Gross profit......................            75%               68%            74%            68%                     42%
                                             ---               ---            ---            ---                    ----

Operating expenses:
  Research and development........            22%               22%            21%            24%                     17%
  Sales and marketing.............            22%               20%            21%            19%                     45%
  General and administrative......            16%               12%            16%            13%                     58%
                                             ---               ---            ---            ---                    ----
   Total operating expenses.......            60%               55%            58%            56%                     36%
                                             ---               ---            ---            ---                    ----

Income from operations............            15%               13%            16%            12%                     72%

Interest and other income, net....             4%                6%             4%             6%                    (4)%
                                             ---               ---            ---            ---                    ----

Income before taxes...............            19%               19%            20%            18%                     46%
Income tax expense................             7%                8%             8%             7%                     36%
                                             ---               ---            ---            ---                    ----
Net income........................            12%               12%            13%            11%                     52%
                                             ===               ===            ===            ===                    ====


Revenues

  Total revenues increased 17% to $37.7 million for the quarter ended June 30, 2001, from $32.3 million for the quarter ended June 30, 2000. For the first six months of 2001, total revenues increased 31% to $76.5 million from $58.3 million in the first six months of 2000. The increases in revenue in both the three and six month periods resulted primarily from higher license and higher maintenance revenue, partially offset by lower revenues from implementation services.

  We recognized $14.5 million of revenue during the six months ended June 30, 2001, from sources outside the continental United States and Canada, representing 19% of total revenue. This compares to $4.3 million, or 3% of total revenues for the year 2000. We expect our international revenues to increase during the next twelve months as our product enhancements and language options expand our potential market and as we strengthen our customer support capabilities in overseas markets. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

  Our current outlook for each of the quarters ending September 30 and December 31, 2001, are for revenues in the $25 million to $30 million range and earnings per share between $0.00 and $0.03 per share before restructuring actions. It is the opinion of management that the lower order activity we have experienced in recent months is related to an overall slowdown in communications infrastructure spending by our potential customers. Actual revenues in the second half of this year are largely dependent on customer order activity during this period, which we believe is largely related to overall capital spending in the communications markets that we serve. We can provide no guarantees on either market conditions or our success increasing our sales in our new or existing markets. Furthermore, a sustained reduction in the number of new customers and bankruptcies among our existing companies can result in lower revenues and profits from licenses and services. These and other risks are described in the section of this report titled Certain Factors That May Affect Future Results.

  License fees. License revenues increased 51% to $23.8 million for the quarter ended June 30, 2001, from $15.7 million for the quarter ended June 30, 2000. For the first six months of 2001, license revenues increased 68% to $48.7 million from $28.9 million in the first six months of 2000. The increase in license revenues in both the three and six month periods were primarily due to sales of Metasolv Solution 5.0 products that were released in April of this year. License revenue includes sales of software to new customers, and follow-on sales of additional modules and user seats to existing customers.

  During the quarter ended June 30, 2001, we signed orders with four new customers, compared to three new customers in the first quarter of this year and a quarterly average of 13 new customers during 2000. The adverse revenue impact from the lower number of new customer orders during the six months ended June 30, 2001, was largely offset by revenues earned from orders signed in prior periods, primarily related to our release of MetaSolv Solution 5.0 functionality for multinational providers.

  Services. Service revenues declined 16% to $13.9 million for the quarter ended June 30, 2001, from $16.6 million for the quarter ended June 30, 2000.
For the first six months of 2001, service revenues decreased 5% to $27.8 million from $29.4 million in the first six months of 2000. The declines in service revenues were due to fewer software sales requiring our implementation services and our use of alliance partners who now contract directly with our customers for Metasolv product-related consulting. The decline in consulting revenues was partially offset by increased maintenance revenues.

  Consulting and training revenues declined 59% to $4.5 million for the quarter ended June 30, 2001, from $10.9 million for the quarter ended June 30, 2000.
For the first six months of 2001, consulting and training revenues decreased 51% to $9.4 million from $19.2 million in the first six months of 2000. The decline in consulting and training revenues in both periods is attributable to fewer new customer product implementations, the increasing ability of alliance partners to provide consulting services directly to our customers, and shortened software implementation times that have reduced consulting costs for our customers.

  Post-contract customer support, or maintenance revenues, increased 67% to $9.3 million for the quarter ended June 30, 2001, from $5.6 million for the quarter ended June 30, 2000. For the first six months of 2001, maintenance revenues increased 81% to $18.4 million from $10.2 million in the first six months of 2000. The increases in maintenance revenues in both the three month and six month periods were due to a higher number of customers subscribing to our support, and also due to higher per-customer revenues that result from our customers' purchase of follow-on named user seats and software modules during the past year. Despite historically high maintenance renewal rates from our customers, some of our customers have recently declared bankruptcy, ceased operations, or have experienced financial problems that have prevented them from continuing our customer support. The number of customers from whom we recognized maintenance revenues has declined 13% between the quarter ended December 31, 2000 and the most recent fiscal quarter, which may result in a decline in maintenance revenues in future periods.


Cost of Revenues

  License Costs. License costs consist primarily of royalties for third party software that is embedded in our products and for product development that was customer-funded. These software components are now included in our software and payments are made to the original companies that funded the development of those components. Cost of license revenues also includes costs of packaging materials and the production of software media and documentation.

  License costs were $2.8 million for the quarter ended June 30, 2001, and $0.6 million for the quarter ended June 30, 2000, representing 12% and 4% of license revenues during each period, respectively. For the six month period ended June 30, 2001, license costs were $5.8 million, compared to $1.1 million for the six month period ended June 30, 2000, representing 12% and 4% of license revenues during each period, respectively. The increases in license costs in the three and six month periods were due to minimum royalty obligations for use of third party e-commerce software from Cygent that we have embedded in our products and an increase in license revenues on which royalty payments are based. In July 2001, we agreed with Cygent to replace our prior royalty-based agreement with a one-time purchase of license rights. We expect future total cost of license revenues to decline as a result of this agreement. We plan to continue use of third party software where it provides an advantage for our customers and where it lowers our overall product development cost.

  Service Costs. Service costs consist primarily of compensation and related expenses for MetaSolv employees and fees for third-party consultants who provide consulting, training and customer support services for our customers.

  Service costs were $6.7 million for the quarter ended June 30, 2001, and $9.8 million for the quarter ended June 30, 2000, representing 49% and 59% of service revenues in each period, respectively. For the six month period ending June 30, 2001, service costs were $14.1 million compared to $17.3 million in the year-ago period, representing 51% and 59% of service revenue in each period. Service costs declined in the current year periods due to lower use of subcontracted
consultants, partially offset by higher costs for customer support.   The
decrease in service costs as a percentage of service revenues was due to the relatively higher proportion of higher-margin maintenance revenues, compared to consulting and training revenues, and repeatable implementation processes and standard customizable tools that have reduced implementation times and costs for tasks such as data migration.



Operating Expenses

  Research and Development Expense. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs, and the associated infrastructure costs required to support product development. Product research and development expenses increased 15% to $8.1 million for the quarter ended June 30, 2001, from $7.0 million for the quarter ended June 30, 2000. Research and development expenses represented 22% of total revenues in both periods. For the six months ended June 30, 2001, research and development expenses increased 17% to $16.4 million, compared to $14.1 million in the year ago period, equating to 21% and 24% of total revenues in each period, respectively. The increase in expense was primarily due to a 29% increase in research and development personnel to meet market demand for new features and advances in product architecture, partially offset by 41% lower contracted development expenses. As a percentage of revenues, research and development expenses declined in the year to date period due primarily to decreased use of contracted development. During the quarter ended June 30, 2001, research and development work included product enhancements for next-generation communications networks, new features to address the needs of multinational communications providers, functionality specific to enterprise networks, and user-group defined product enhancements.

  We expect that our future investment in product development will continue to be significant as we address additional emerging technologies to enable communications providers and businesses to manage their next generation networks and services worldwide.

  Our product development methodology generally achieves technological feasibility near the end of the process, when we have a working model. Accordingly, we have not capitalized any software development costs.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, tradeshow and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses increased 27% to $8.3 million for the quarter ended June 30, 2001, from $6.6 million for the quarter ended June 30, 2000, representing 22% and 20% of total revenues in each period, respectively. For the six month period ended June 30, 2001, sales and marketing expenses increased 45% to $16.3 million in the current
year from $11.2 million in the year-ago period.   The increase in sales and
marketing expenses was primarily due to the expansion of our sales and marketing staff required to execute our global, next-generation and enterprise strategies, and revenue-related commission expense for our sales force and alliance partners who assisted in selling our products.

  General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management, that have not been allocated to other departments. General and administrative expenses increased 51% to $6.0 million for the quarter ended June 30, 2001, from $4.0 million for the quarter ended June 30, 2000, representing 16% and 12% of total revenues in each period, respectively. For the six months ended June 30, 2001, general and administrative expenses increased 58% to $11.9 million, compared to $7.6 million in the year ago period, equating to 16% and 13% of revenues in each period, respectively. The increase in general and administrative expenses in the most current quarter, in dollars and as a percent of revenues, resulted from a higher provision for doubtful accounts that increased 149% from the year ago quarter. General and administrative expenses also increased between these two periods due to higher staffing related to internal information systems to support our larger scale of operations.

Interest and Other Income, Net

  Interest and other income, net, was $1.6 million in the quarter ended June 30, 2001, compared to $2.0 million in the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest and other income, net, decreased 4% to $3.4 million, compared to $3.6 million in the year ago period. The decreases in interest and other income in the most recent fiscal quarter and year to date were primarily due to lower interest rates earned on invested balances, partially offset by higher balances of cash and marketable securities.

Income Tax Expense

  Income tax expense was $2.7 million in the quarter ended June 30, 2001, compared to $2.5 million in the quarter ended June 30, 2000, representing effective tax rates as a percentage of pre-tax income of 37.5% and 40.2% in each period, respectively. Income tax expense in the six month period ended June 30, 2001, was $5.8 million, compared to $4.2 million in the equivalent year-ago period. The effective tax rate has declined from the prior year primarily due to realization of research and development tax credits in the current year.

Liquidity and Capital Resources

  At June 30, 2001, our primary sources of liquidity were $126.9 million in cash and cash equivalents, and $25.4 million in marketable securities, totaling $152.3 million and representing 74% of total assets. The company has invested its cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance future company growth. Total cash and marketable securities increased $9.7 million from $142.5 million at December 31, 2000, primarily from cash generated by operating activities, partially offset by purchases of equipment.

  Cash provided by operating activities was $12.8 million during the six month period ended June 30, 2001, compared to $12.5 million during the equivalent period in 2000. The $12.8 million increase in cash from operating activities between December 31, 2000, and June 30, 2001, resulted from our $9.6 million of net income and $2.0 million of depreciation and amortization expense, while total operating capital remained relatively unchanged.

  Deferred revenue consists of customer payments that we have received for future deliverables and includes prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement. Deferred revenues were $14.4 million as of June 30, 2001, compared to $24.0 million at December 31, 2000, with the decrease primarily resulting from recognition of revenue earned upon production release of new software products in the most recent fiscal quarter.

  Accounts receivable, net, declined from $24.0 million at the end of 2000 to $23.3 million as of June 30, 2001. The decline in accounts receivable primarily resulted from improved collections from customers relative to billings rendered in the most recent fiscal quarter.

  Cash provided by investing activities was $18.8 million in the six month period ended June 30, 2001. This amount includes $23.5 million in cash and cash equivalents generated by conversions of marketable securities, reduced by $4.8 million for purchases of computer hardware and software, furniture and leasehold improvements.

  Net cash generated in financing activities was $1.6 million for the six month period ended June 30, 2001, primarily due to the proceeds from the exercise of stock options.

  In the second and third quarters of 2000, we made $4 million of equity investments in two companies in the telecommunication industry. We periodically review these investments for any permanent impairment in their values and if appropriate, adjustments are made.

  On July 20, 2001, MetaSolv acquired Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The consideration paid to the LAT45 shareholders in connection with the acquisition consisted of approximately $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. Initially, each of these shares is exchangeable for one share of MetaSolv Inc. common stock. In accordance with their terms, the exchangeable shares of MetaSolv Canada Holdings Inc. may be exchanged by the holder of the shares for a period of five years. In addition, the shareholders of LAT45 Information Systems Inc. are eligible to receive up to an additional $2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition. In addition, we assumed a negative stockholder equity of approximately $2.5 million which will be satisfied in the ordinary course of business.

  On July 23, 2001, we eliminated approximately 100 staff positions across the company in response to lower order activity and our expectation for lower revenue. The positions eliminated primarily related to lower demand for consulting services and specific non-strategic skills. The cost of these restructuring actions is expected to be between $1.5 million and $2.5 million and will be reflected in our quarterly results for the period ending September 30, 2001. MetaSolv currently employs approximately 550 people worldwide.

  Other than as described above, we have no significant capital obligations and we believe that our cash flows generated by operations, together with current cash and marketable security balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. From time to time, we evaluate potential acquisitions of complementary businesses, products and technologies. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.


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

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

  We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. At June 30, 2001, we had no unamortized goodwill or intangibles.


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

  The Communications Industry is Experiencing Consolidation, Which May Reduce the Number of Potential Customers for Our Software

  The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communications companies have strengthened their purchasing power, which could create pressure on the prices we charge and the margins we realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose customers as a result of industry consolidation.

  Our Customers' Financial Strength, Their Ability to Obtain Financing and the Recent Downturn in the Communications Industry May Lead to Lower Sales and Decreased Profitability

  Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. During the last half of 2000 and this year, many competitive communications service providers have been unable to obtain sufficient funds to continue expansion of their business. During the same period, many communications companies have encountered significant difficulties in achieving their business plans and financial projections, and it is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, delays in payments by existing customers, or failure to pay for our products. We cannot be certain that market conditions will not continue to affect the ability of these customers to obtain adequate financing for capital expenditures. Because we currently derive all of our revenue from the licensing, related professional services and maintenance and support of our MetaSolv Solution software products, if our customers are unable to obtain adequate financing, sales of our software could suffer. The failure to continue to increase revenue related to our software would adversely affect our operating results and financial condition. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional MetaSolv license or services products, and this could adversely affect our profitability.

  We Rely on a Limited Number of Customers for a Significant Portion of Our Revenue

  A significant portion of revenue each quarter is derived from a relatively small number of large sales. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2000, our top ten customers accounted for 27% of our total revenue, compared to 44% during the year 1999. No single customer accounted for more than 5% of total revenue in 2000. However, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

  Competitors vary in size and scope, in terms of products and services offered. We encounter direct competition from several vendors, including Eftia OSS Solutions, Granite Systems, Telcordia Technology, and Wisor Telecom. We compete indirectly with large equipment vendors like Nortel Networks and ADC Telecommunications, since their respective acquisitions of Architel and CommTech Corp. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with MetaSolv. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software market. We believe that the market for our products and services will remain intensely competitive.

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

  If the Internet and Internet-Based Services Growth Slows, Demand for Our Products May Fall

  Our success depends heavily on the Internet being accepted and widely used as a medium of commerce and communication. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our core customers. Rapid growth in the use of the Internet and on-line services is a recent phenomenon, and it may not continue. If use of the Internet does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

  Changes in Communications Regulation Could Adversely Affect Our Customers and May Lead to Lower Sales

  Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect our existing and potential customers could lead them to spend less on order processing, management and fulfillment software, which would reduce our revenues, which in turn could seriously affect our business and financial condition.

  We Rely on Sales of Our MetaSolv Solution Products and Related Services for Our Revenue

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

  Our Ability to Attract, Train and Retain Qualified Employees is Crucial to Results of Operations and Future Growth; Management Turnover Could Affect Our Ability to Achieve Operating Results

  As a company focused on the development, sale and delivery of software products and related services, our personnel are our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, communications business process experts, systems analysts, trainers, writers, consultants and sales and marketing professionals of various experience levels. Skilled personnel are in short supply, and this shortage is likely to continue. As a result, competition for these people is intense, and the industry turnover rate for them is high. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business.

  We have undergone significant management changes during the last twelve months and may experience additional management changes in the future. New managers typically bring new strengths to our business, but their short tenure with the us could affect our ability to execute business plans and achieve our planned operating results.

  Our Future Success Depends on Our Continued Use of Strategic Relationships to Implement and Sell Our Products

  We have entered into relationships with third-party systems integrators and hardware platform and software applications developers. We rely on these third parties to assist our customers and to lend expertise in large scale, multi-system implementation and integration projects, including overall program management and development of custom interfaces for our product. Should these third parties go out of business or choose not to provide these services, we may be forced to develop those capabilities internally, incurring significant expense and adversely affecting our operating margins. In addition, we have derived and anticipate that we will continue to derive a significant portion of our revenues from customers that have established relationships with our marketing and platform alliances. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of marketing and platform alliances.

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


  Acquisitions or Joint Business Ventures Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

  Acquisitions and investments in businesses involve significant risks. We may acquire or invest in companies to expand the footprint of our products or accelerate growth of our business into new markets, and our failure to successfully manage these acquisitions or other joint business ventures could seriously harm our business. Also, our existing stockholders may be diluted if we finance the acquisitions by issuing equity securities. The risks and uncertainties associated with acquisitions or investments include:

  . Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

  . Potential difficulties in completing in-process research and development projects;

  . Difficulty integrating new businesses and operations in an efficient and effective manner;

  . Risks of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

  .  Potential loss of key employees of the acquired businesses; and

  . Risk of diverting the attention of senior management from the operation of our business, and the risks of entering new markets in which we have limited experience.

  Our inability to successfully integrate acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our business, results of operations, and financial condition. Future revenues and profits from acquisitions and investments may fail to achieve expectations.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At June 30, 2001, the weighted average pre-tax interest rate on the investment portfolio is approximately 4.0%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During the quarter ended June 30, 2001, had short-term market interest rates averaged 10% more than in 2000, there would have been no material adverse impact on our results of operations or financial position.

  Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates
against the U.S. dollar.   During the quarter ended June 30, 2001, had these
rates averaged 10% more than in 2000, there would have been no material impact on our results of operations or financial position.

                          PART II - OTHER INFORMATION


  (b)  Reports on Form 8-K.

       (i) Current Report on Form 8-K of MetaSolv, Inc. dated May 22, 2001, reporting the results of the company's annual meeting.

       (ii) Current report on Form 8-K of MetaSolv, Inc. dated July 13, 2001, reporting the filing of a press release.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 13, 2001



                             METASOLV, INC.


                             /s/ Glenn A. Etherington
                             ------------------------
                             Glenn A. Etherington
                             Chief Financial Officer
                             Duly Authorized Officer on behalf of the Registrant