Form 10-Q
period 2001-09-30
METASOLV INC
filed 2001-11-14
CIK 916704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

     Yes [X]  No [_]

As of October 31, 2001, there were 37,231,691 shares of the registrant's common stock outstanding.

                                METASOLV, INC.

                                     INDEX


                                                                                                          Page
                                                                                                          ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2001 and
              December 31, 2000.......................................................................        3

              Condensed Consolidated Statements of Operations - For the Three Months
              and the Nine Months Ended  September 30, 2001 and 2000..................................        4

              Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
              September 30, 2001 and 2000.............................................................        5

              Notes to Condensed Consolidated Financial Statements (Unaudited)........................        6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................        9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................       23

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................................       24

     Item 2.  Changes in Securities and Use of Proceeds...............................................       24

     Item 6.  Exhibits and Reports on Form 8-K........................................................       25

SIGNATURES............................................................................................       26

                        PART I.  FINANCIAL INFORMATION



                                METASOLV, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                      September 30,    December 31,
                               ASSETS                                      2001           2000
                               ------                                    ---------      ---------
                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents........................................       $ 124,351      $  93,695
 Restricted cash..................................................           2,000             --
 Marketable securities............................................          15,626         48,843
 Trade accounts receivable, less allowance for doubtful accounts
  of $6,446 in 2001 and $5,200 in 2000............................          12,315         23,994
 Unbilled receivables.............................................             740          1,510
 Prepaid expenses.................................................           3,177          6,090
 Other current assets.............................................           8,156          4,921
                                                                         ---------      ---------
   Total current assets...........................................         166,365        179,053
Property and equipment, net.......................................          17,408         14,491
Equity investments................................................             571          4,000
Goodwill and intangible assets....................................           9,205             --
Other assets......................................................             291             84
                                                                         ---------      ---------
   Total assets...................................................       $ 193,840      $ 197,628
                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable....................................................   $   4,797      $   7,910
  Accrued expenses....................................................      21,496         16,468
  Deferred revenue....................................................       9,973         24,025
                                                                         ---------      ---------
   Total current liabilities..........................................      36,266         48,403
Deferred income taxes.................................................         344            275

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued or outstanding....................................          --             --
  Common stock, $.005 par value, 100,000,000 shares authorized,
   37,220,651 shares and 35,930,345 shares issued and outstanding at
   September 30, 2001 and  December 31, 2000, respectively............         186            180
  Additional paid-in capital..........................................     135,296        130,522
  Deferred compensation...............................................        (217)          (300)
  Unrealized gains on marketable securities...........................         179             --
  Retained earnings...................................................      21,786         18,548
                                                                         ---------      ---------
   Total stockholders' equity.........................................     157,230        148,950
                                                                         ---------      ---------
   Total liabilities and stockholders' equity.........................   $ 193,840      $ 197,628
                                                                         =========      =========

           See Notes to Condensed Consolidated Financial Statements

                                METASOLV, INC.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                 Three Months Ended       Nine months Ended
                                                    September 30,           September 30,
                                              ------------------------   ---------------------
                                                2001            2000       2001         2000
                                              --------        --------   --------     --------
                                                    (Unaudited)              (Unaudited)
Revenues:
  License...................................  $ 12,111        $ 19,216   $ 60,855     $ 48,153
  Service...................................    11,521          16,570     39,279       45,920
                                              --------        --------   --------     --------
     Total revenues.........................    23,632          35,786    100,134       94,073
                                              --------        --------   --------     --------
Cost of revenues:
  License...................................       299             901      6,060        2,031
  Amortization of intangible assets.........       963              --        963           --
  Service...................................     4,581           8,926     18,644       26,235
                                              --------        --------   --------     --------
     Total cost of revenues.................     5,843           9,827     25,667       28,266
                                              --------        --------   --------     --------
     Gross profit...........................    17,789          25,959     74,467       65,807
                                              --------        --------   --------     --------

Operating expenses:
  Research and development..................     7,708           8,450     24,140       22,528
  Sales and marketing.......................     5,727           6,287     22,058       17,525
  General and administrative................     5,279           5,875     17,195       13,430
  Restructuring costs.......................     3,142              --      3,142           --
  In-process research and development.......     2,940              --      2,940           --
                                              --------        --------   --------     --------
     Total operating expenses...............    24,796          20,612     69,475       53,483
                                              --------        --------   --------     --------
Income (loss) from operations...............    (7,007)          5,347      4,992       12,324
Loss on investments.........................    (3,429)             --     (3,429)          --
Interest and other income, net..............     1,191           2,016      4,618        5,604
                                              --------        --------   --------     --------
Income (loss) before taxes..................    (9,245)          7,363      6,181       17,928
Income tax expense (benefit)................    (2,841)          2,677      2,943        6,918
                                              --------        --------   --------     --------
Net income (loss)...........................  $ (6,404)       $  4,686   $  3,238     $ 11,010
                                              ========        ========   ========     ========

Earnings (loss) per share of common stock:
  Basic.....................................  $  (0.17)       $   0.13   $   0.09     $   0.31
                                              ========        ========   ========     ========
  Diluted...................................  $  (0.17)       $   0.12   $   0.08     $   0.27
                                              ========        ========   ========     ========

           See Notes to Condensed Consolidated Financial Statements

                                METASOLV, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                       Nine months Ended
                                                                                                          September 30,
                                                                                                       -------------------
                                                                                                         2001       2000
                                                                                                       --------   --------
                                                                                                           (Unaudited)
Cash Flows from Operating Activities:
 Net income.................................................................................           $  3,238   $ 11,010
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization............................................................              4,129      2,121
   Loss on asset disposal...................................................................                 70         21
   Deferred income taxes....................................................................             (2,657)    (2,691)
   Tax benefit from employee stock options..................................................                182      3,892
   Loss on investments......................................................................              3,429         --
   Purchased in-process research and development............................................              2,940         --
 Changes in operating assets and liabilities (net of effect of acquisition):
   Trade accounts receivable, net...........................................................             11,723     (6,807)
   Unbilled receivables.....................................................................                770      2,148
   Prepaid and other assets.................................................................              2,528     (3,591)
   Accounts payable and accrued expenses....................................................             (2,107)     7,496
   Deferred revenue.........................................................................            (14,100)     5,755
                                                                                                       --------   --------
     Net cash provided by operating activities..............................................             10,145     19,354
                                                                                                       --------   --------

Cash Flows from Investing Activities:
 Purchases of property, plant and equipment.................................................             (5,749)    (5,097)
 Purchase of equity investments.............................................................                 --     (4,000)
 Purchase of marketable securities..........................................................                 --    (12,152)
 Increase in restricted cash................................................................             (2,000)        --
 Proceeds from sale of marketable securities................................................             33,396         --
 Acquisition of LAT45 Information Systems Inc...............................................             (6,779)        --
                                                                                                       --------   --------
     Net cash provided by (used in) investing activities....................................             18,868    (21,249)
                                                                                                       --------   --------

Cash Flows from Financing Activities:
 Proceeds from common stock transactions....................................................              3,234      3,018
 Purchase of treasury stock.................................................................             (1,602)        (1)
 Re-issuance of treasury stock..............................................................                 11        389
                                                                                                       --------   --------
     Net cash provided by financing activities..............................................              1,643      3,406
                                                                                                       --------   --------

Increase in cash and cash equivalents.......................................................             30,656      1,511
Cash and cash equivalents, beginning of period..............................................             93,695    112,341
                                                                                                       --------   --------
Cash and cash equivalents, end of period....................................................           $124,351   $113,852
                                                                                                       ========   ========

           See Notes to Condensed Consolidated Financial Statements

                                METASOLV, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Basis of Presentation

     These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

Note 3.  Earnings Per Share

     Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                   Three Months Ended  Nine months Ended
                                                     September 30,       September 30,
                                                   ------------------  -----------------
                                                       2001      2000      2001     2000
                                                     ------    ------    ------   ------
     Weighted average common shares outstanding..    37,127    35,598    36,515   35,285
     Effect of dilutive securities:
      Options....................................        --     4,807     3,138    5,170
                                                     ------    ------    ------   ------
      Weighted average common and common
      equivalent shares outstanding..............    37,127    40,405    39,653   40,455
                                                     ======    ======    ======   ======

     Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase the following shares of common stock (in thousands):

                                       Three Months Ended  Nine months Ended
                                         September 30,       September 30,
                                         -------------      ---------------
                                         2001     2000       2001      2000
                                         ----     ----       ----      ----
     Antidilutive stock options........  7,216     541      1,500        39

Note 4.  Segment Information

     The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

                                       Three Months Ended  Nine months Ended
                                         September 30,       September 30,
                                       ------------------  -----------------
                                         2001      2000      2001     2000
                                       --------   -------  --------  -------
     Software license fees...........   $12,111   $19,216  $ 60,855  $48,153
     Professional services...........     3,000     8,549    12,384   27,735
     Post-contract customer support..     8,521     8,021    26,895   18,185
                                        -------   -------  --------  -------
      Total revenues.................   $23,632   $35,786  $100,134  $94,073
                                        =======   =======  ========  =======

Note 5.  Acquisition

     On July 20, 2001, the Company, through its wholly owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based LAT45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The aggregate purchase price consisted of $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. Initially each of these shares is exchangeable for one share of MetaSolv Inc. common stock. In addition, the shareholders of LAT45 Information Systems Inc. are eligible to receive up to an additional $2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the result of operations of LAT45 Information Systems Inc. have been included in the Company's consolidated financial statements since July 21, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on a preliminary estimation of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $4.2 million, was allocated to goodwill. Approximately $5.9 million was allocated to intangible assets, primarily technology rights, which will be amortized over a three-year period. Approximately $2.9 million was allocated to purchased in-process research and development. The purchased in-process research and development cost was charged to results of operations in the third quarter. Proforma financial information for this acquisition has not been presented since the proforma information would not differ materially from the historical results of the Company.

     The acquisition of LAT45 Information Systems Inc. allows MetaSolv to leverage graphical geospatial technology to business and communications network planning and engineering functions that are key to the customer's Service Resource Management (SRM) capabilities. This acquisition extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. MetaSolv is offering LAT45 Information Systems Inc.'s Red Telecom(TM) product under the brand, MetaSolv Network and Service Planning both as a separate product and integrated with the MetaSolv Solution.

Note 6.  In-process Research and Development

     In connection with the acquisition of LAT45, the Company recorded a pre-tax charge of $2.9 million for acquired in-process research and development (R&D). At the date of the acquisition, the in-process R&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the in-process research and development projects. It is anticipated that remaining costs to complete the projects will be approximately $1.4 million and project release dates will range from the fall 2002 through spring 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

Note 7.  Restructuring

     During the quarter ended September 30, 2001, the Company recorded a pre-tax restructuring charge of $3.1 million. This charge consisted of $2.0 million for a reduction in force of approximately 100 positions, and approximately $1.1 million for consolidation of facilities and related fixed assets. The restructuring was in response to lower software license bookings and the expectation of lower revenues in future periods. The staff reductions were completed as of September 30, 2001. Approximately $1.4 million is included in accrued liabilities, related primarily to future minimum lease commitments which expire in 2004. The following table summarizes the status of the restructuring.

                                                  Employee
                                                  Severance                 Exit Costs                    Total
                                           -----------------------  --------------------------  --------------------------
Restructuring charge                                $2.0M                     $1.1M                       $3.1M
  Amounts utilized                                  (1.5)                     (0.2)                       (1.7)
                                                   -----                     -----                       -----
Balance at September 30, 2001                       $0.5M                    $ 0.9M                       $1.4M

Note 8.  Shareholder Rights Plan

     On October 11, 2001, the Board of Directors of MetaSolv, Inc. (the "Company") authorized the issuance of one preferred share purchase right (a "Right") with respect to each outstanding share of common stock, par value $.005 per share (the "Common Shares"), of the Company. The Rights were issued on the record date of October 29, 2001 to the holders of record of Common Shares on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $45.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. Such Rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of the Company's Common Shares. Upon certain circumstances, the Rights are redeemable by the Company at a price of $.00001 per Right. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated as of October 17, 2001 between the Company and Mellon Investor Services LLC, as Rights Agent.

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

Overview

     MetaSolv, Inc., headquartered in Plano, Texas, was founded in 1992. MetaSolv, Inc., is the leading provider of solutions that help global communications providers and businesses manage their next-generation networks and services. The MetaSolv Solution(TM) integrates and automates key communications management processes from network planning and engineering to operations and customer care. With the MetaSolv Solution, communications providers and businesses can reduce costs through more efficient management of network resources, and more quickly deploy communications resources, as business needs change.

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





                                                                                          Nine months
                                                      Three Months                    Ended September 30,
                                                   Ended September 30,     -----------------------------------------
                                                   -------------------                            Percentage Dollar
                                                     2001        2000         2001    2000             Change
                                                   -------------------     -----------------    --------------------
                                                        (Unaudited)      (Unaudited)
Revenues:
  License....................................         51%         54%         61%       51%              26%
  Service....................................         49%         46%         39%       49%             (14%)
                                                     ---         ---         ---       ---              ---
   Total revenues............................        100%        100%        100%      100%               6%
                                                     ---         ---         ---       ---              ---

Cost of revenues:
  License....................................          1%          3%          6%      2%               198%
  Amortization of intangible assets..........          4%          0%          1%      0%                --
  Service....................................         19%         25%         19%     28%               (29%)
                                                     ---         ---         ---     ---
   Total cost of revenues....................         25%         27%         26%     30%                (9%)
                                                     ---         ---         ---     ---

Gross profit.................................         75%         73%         74%     70%                13%
                                                     ---         ---         ---     ---                ---

Operating expenses:
  Research and development...................         33%         24%         24%     24%                 7%
  Sales and marketing........................         24%         18%         22%     19%                26%
  General and administrative.................         22%         16%         17%     14%                28%
  Restructuring costs........................         13%          0%          3%      0%                --
  In-process research and development........         12%          0%          3%      0%                --
                                                     ---         ---         ---     ---                ---
   Total operating expenses..................        105%         58%         69%     57%                30%
                                                     ---         ---         ---     ---                ---

Income (loss) from operations................        (30%)        15%          5%     13%               (59%)
Loss on investments..........................        (15%)       ---          (3%)   ---                ---

Interest and other income, net...............          5%          6%          5%      6%               (18%)
                                                     ---         ---         ---     ---                ---

Income (loss) before taxes...................        (39%)        21%          6%     19%               (66%)
Income tax expense (benefit).................        (12%)         7%          3%      7%               (57%)
                                                     ---         ---         ---     ---                ---
Net income (loss)............................        (27%)        13%          3%     12%               (71%)
                                                     ===         ===         ===     ===                ===

Revenues

     Total revenues decreased 34% to $23.6 million for the quarter ended September 30, 2001, from $35.8 million for the quarter ended September 30, 2000. The decrease in revenue resulted from a decline in orders from North American customers, partially offset by higher revenues from international communications service providers and higher maintenance revenues. For the nine months ended September 30, 2001, total revenues increased 6% to $100.1 million from $94.1 million in the first nine months of 2000. The increase in revenue in the nine month period resulted primarily from higher license and higher maintenance revenue, partially offset by lower revenues from implementation services.

     For the nine months ended September 30, 2001, we recognized $20.2 million of revenue from sources outside the continental United States and Canada, representing 20% of total revenue. This compares to 4% of total revenues for the year ago period. We expect our international revenues to continue to increase during the next twelve months as we strengthen our sales and customer support capabilities in overseas markets. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

     Our revenues are largely dependent on customer order activity during each period, which we believe is largely related to overall capital spending in the communications markets that we serve. It is the opinion of management that the lower order activity we have experienced in recent months is related to an overall slowdown in communications infrastructure spending by our potential customers. We can provide no guarantees on either future market conditions or our success in increasing our sales in our new or existing markets. These and other risks are described in the section of this report titled Certain Factors That May Affect Future Results.

     License fees. License revenues decreased 37% to $12.1 million for the quarter ended September 30, 2001, from $19.2 million for the quarter ended September 30, 2000. The decrease in license revenue during the three month period was due to a lower number of customer orders from new start-up communications companies in the U.S. For the first nine months of 2001, license revenues increased 26% to $60.9 million from $48.2 million in the first nine months of 2000. The increase in license revenues in the nine month period was primarily due to introduction of our Metasolv Solution 5.0 products, released in April of this year that generated higher revenue from international customers. License revenue includes sales of software to new customers, and follow-on sales of additional modules and user seats to existing customers.

     During the quarter ended September 30, 2001, we signed orders with two new customers, compared to seven new customers in the first half of this year and a quarterly average of 13 new customers during 2000. The adverse revenue impact from the lower number of new customer orders during the nine months ended September 30, 2001, was partially offset by revenues earned from orders signed in prior periods, primarily related to our release of MetaSolv Solution 5.0 functionality for multinational providers.

     Services. Service revenues declined 30% to $11.5 million for the quarter ended September 30, 2001, from $16.6 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, service revenues decreased 14% to $39.3 million from $45.9 million in the first nine months of 2000. The declines in service revenues were primarily due to fewer software sales requiring our implementation services. The decline in revenues from consulting and education services was partially offset by increased maintenance revenues.

     Consulting and training revenues declined 65% to $3.0 million for the quarter ended September 30, 2001, from $8.5 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, consulting and training revenues decreased 55% to $12.4 million from $27.7 million in the first nine months of 2000. The decline in consulting and training revenues in both periods is attributable to fewer new customer product implementations, the increasing ability of alliance partners to provide consulting services directly to our customers, and shortened software implementation times that have reduced consulting costs for our customers.

     Post-contract customer support, or maintenance revenues, increased 6% to $8.5 million for the quarter ended September 30, 2001, from $8.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, maintenance revenues increased 48% to $26.9 million from $18.2 million in the first nine months of 2000. The increases in maintenance revenues in both the three month and nine month periods were due to higher per-customer revenues. The higher per customer support revenues result from our customers' purchase of follow-on named user seats and software modules during the past year and the loss of some smaller customers. Despite high maintenance renewal rates from our customers, some smaller customers have recently declared bankruptcy, ceased operations, or have experienced financial problems that have prevented them from continuing our customer support. The number of customers from whom we recognized maintenance revenues has declined 13% between the quarter ended September 30, 2001 and the year-ago quarter. The loss of customers will result in a decline in maintenance revenues in future periods if we are unsuccessful in offsetting the losses with additional revenues from new and existing customers.


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

     License costs were $0.3 million for the quarter ended September 30, 2001, and $0.9 million for the quarter ended September 30, 2000, representing 2% and 5% of license revenues during each period, respectively. The decrease in license costs as a percentage of license revenue in the three month period reflects the reduced use of customer funding in our products on which we pay royalties.

     For the nine month period ended September 30, 2001, license costs were $6.1 million, compared to $2.0 million for the nine month period ended September 30, 2000, representing 10% and 4% of license revenues during each period, respectively. The increase in license costs in the nine month period was due to royalty obligations for use of third party e-commerce software during the first half of 2001. In July 2001, we replaced our prior royalty-based agreement with a one-time payment for a perpetual license, thus reducing royalty expense as a percentage of license revenue to 2% of license revenue in the quarter ended September 30, 2001. We plan to continue use of third party software where it provides an advantage for our customers and where it lowers our overall product development cost.

     Amortization of Intangible Assets. For the quarter ended September 30, 2001, cost of revenues includes a $1.0 million charge for amortization of intangible assets. This amortization consists of $0.5 million of purchased technology rights and $0.5 million attributable to customer contracts purchased from LAT45 Information Systems Inc. Amortization of the purchased technology rights is computed on a straight-line basis over the estimated useful lives of the assets acquired.

     Service Costs. Service costs consist primarily of compensation and related expenses for MetaSolv employees and fees for third-party consultants who provide consulting, training and customer support services for our customers.

     Service costs were $4.6 million for the quarter ended September 30, 2001, and $8.9 million for the quarter ended September 30, 2000, representing 40% and 54% of service revenues in each period, respectively. For the nine month period ended September 30, 2001, service costs were $18.6 million compared to $26.2 million in the year-ago period, representing 47% and 57% of service revenue in each period. The declines in service costs in both periods were primarily due to lower use of subcontracted consultants, partially offset by higher costs for customer support. The decrease in service costs as a percentage of service revenues were primarily due to the relatively higher proportion of higher-margin maintenance revenues, compared to consulting and training revenues.


Operating Expenses

     Research and Development Expense. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs, and the associated infrastructure costs required to support product development. Product research and development expenses decreased 9% to $7.7 million for the quarter ended September 30, 2001, from $8.5 million for the quarter ended September 30, 2000, representing 33% and 24% of total revenues in each period, respectively. The decrease in expense in the three month period was primarily due to a $1.9 million reduction in contracted development expense, partially offset by higher costs related to an 18% increase in research and development personnel to meet market demand for new features and advances in product architecture. The reduction in contracted development expense is associated with eService product development in 2000, and also lower negotiated rates for contract labor in 2001. The increase in development expense as a percent of revenue in the most recent quarter reflects the decline in revenues and a relatively stable investment in future products. During the quarter ended September 30, 2001, research and development work included product enhancements for next-generation communications networks, new features to address the needs of multinational communications providers and user-group defined product enhancements.

     For the nine months ended September 30, 2001, research and development expenses increased 7% to $24.1 million, compared to $22.5 million in the year ago period, equating to 24% of total revenues in both periods. The higher research and development expenses this year reflects costs associated with an 18% increase in development staff, partially offset by $3.4 million reduction in contracted development expense.

     We expect that our future investment in product development will continue to be significant as we address additional emerging technologies to enable communications providers and businesses to manage their next generation networks and services worldwide.

     Our product development methodology generally achieves technological feasibility near the end of the process, when we have a working model. Costs incurred subsequent to the development of a working model and before product release are insignificant. Accordingly, we have not capitalized any software development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, tradeshow and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses decreased 9% to $5.7 million for the quarter ended September 30, 2001, from $6.3 million for the quarter ended September 30, 2000, representing 24% and 18% of total revenues in each period, respectively. The decrease in sales and marketing expenses in the three month period was primarily due to lower commission expense associated with our lower revenues and lower contracted marketing services, partially offset by higher employee-related expenses related to our expansion into new geographic regions and new markets. For the nine month period ended September 30, 2001, sales and marketing expenses increased 26% to $22.1 million in the current year from $17.5 million in the year-ago period. The increase in sales and marketing expense in the nine month period was primarily related to the expansion in our sales and marketing staff to support our global, next-generation and enterprise strategies, and revenue-related commission expense for our sales force and alliance partners who assisted in selling our products.

     General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management that have not been allocated to other departments. General and administrative expenses decreased 10% to $5.3 million for the quarter ended September 30, 2001, from $5.9 million for the quarter ended September 30, 2000, representing 22% and 16% of total revenues in each period, respectively. The decrease in general and administrative expenses in the three month period was due to a smaller provision for doubtful accounts and less use of contracted professional services.

     For the nine months ended September 30, 2001, general and administrative expenses increased 28% to $17.2 million, compared to $13.4 million in the year ago period, equating to 17% and 14% of revenues in each period, respectively. The increase in general and administrative expenses in the nine month period, in dollars and as a percent of revenues, resulted from a 63% higher provision for doubtful accounts and from higher salary expense for our internal systems department to support our larger scale of operations.

     In-Process Research and Development. In connection with the acquisition of LAT45, the Company recorded a pre-tax charge of $2.9 million for acquired in-process research and development (R&D). At the date of this acquisition, the in-process R&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the IPR&D project. It is anticipated that remaining costs to complete the projects will be approximately $1.4 million and project release dates will range from the fall 2002 through spring 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

     Restructuring Costs. During the quarter ended September 30, 2001, the Company recorded a pre-tax restructuring charge of $3.1 million. This charge consisted of $2.0 million for a reduction in force of approximately 100 positions, and approximately $1.1 million for consolidation of facilities and related fixed assets. The restructuring was in response to lower software license bookings and the expectation of lower revenues in future periods. These actions are expected to generate savings of approximately $7.0 million annually and were completed as of September 30, 2001. Approximately $1.4 million is included in accrued liabilities, related primarily to future minimum lease commitments which expire in 2004.

Loss on Investments

     During the quarter ended September 30, 2001, the Company determined that the decline in fair value of two equity investments below their carrying value was other than temporary. Accordingly, the Company recorded a pre-tax charge of $3.4 million to write down the value of investments, based on an independent appraisal.


Interest and Other Income, Net

     Interest and other income, net, was $1.2 million in the quarter ended September 30, 2001, compared to $2.0 million in the quarter ended September 30, 2000. For the nine months ended September 30, 2001, interest and other income, net, decreased 18% to $4.6 million, compared to $5.6 million in the year ago period. The decreases in interest and other income in the most recent fiscal quarter and year to date were primarily due to lower interest rates earned on invested balances, partially offset by higher balances of cash and marketable securities.


Income Tax Expense (Benefit)

     Income tax provision for the quarter ended September 30, 2001, was a credit of $2.8 million, compared to $2.7 million expense in the quarter ended September 30, 2000. Income tax expense in the nine month period ended September 30, 2001, was $2.9 million, compared to $6.9 million in the equivalent year-ago period, representing 48% and 39% of pretax income in each period, respectively. The increase in the effective tax rate is attributable to non-recurring events that are not deductible for tax purposes.


Net Income (Loss)

     The company recorded a net loss of $6.4 million during the three month period ended September 30, 2001, equating to $0.17 per share of common stock. The loss resulted from the in-process research and development charge from the LAT45 Information Systems Inc. acquisition, corporate restructuring, and write-down of equity investments. On a pre-tax basis, $3.9 million of the loss is attributed to the LAT45 Information Systems Inc. acquisition, where we expensed in-process research and development costs of $2.9 million and amortized $1.0 million of intangible assets. The company's restructuring charge contributed $3.1 million to our loss on a pre-tax basis. The write-down of equity investments contributed $3.4 million to the pre-tax loss.


Liquidity and Capital Resources

     At September 30, 2001, our primary sources of liquidity were $124.4 million in cash and cash equivalents, and $15.6 million in marketable securities, totaling $140.0 million and representing 72% of total assets. The company has invested its cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance future company growth. Total cash and marketable securities decreased slightly from $142.5 million at year-end 2000, with cash provided from operations of $10.1 million more than offset by the expenditures incurred to acquire LAT45 Information Systems Inc. and our capital expenditures.

     Cash provided by operating activities was $10.1 million during the nine month period ended September 30, 2001, compared to $19.4 million during the equivalent period in 2000. The $10.1 million in cash from operating activities for the nine month period ended September 30, 2001, resulted from our $3.2 million of net income, adjusted for the following non-cash items included in our net income: depreciation and amortization expense of $4.1 million, write-downs of investment assets of $3.4 million and purchased in-process research and development expense of $2.9 million.

     Deferred revenue consists of customer payments that we have received for future deliverables and includes prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement. Deferred revenues were $10.0 million as of September 30, 2001, compared to $24.0 million at December 31, 2000, with the decrease primarily resulting from recognition of revenue earned upon production release of new software.

     Accounts receivable, net, declined from $24.0 million at the end of 2000 to $12.3 million as of September 30, 2001. The decline in accounts receivable resulted from the decline in revenues and improved collections from customers.

     Cash provided by investing activities was $18.9 million in the nine month period ended September 30, 2001. This amount includes $33.4 million in cash and cash equivalents generated by conversions of marketable securities, reduced by $6.8 million expended in the purchase of the LAT45 Information Systems Inc. business, $2.0 million of restricted cash investments and $5.7 million for purchases of computer hardware and software, furniture and leasehold improvements.

     Net cash generated in financing activities was $1.6 million for the nine month period ended September 30, 2001, primarily due to the proceeds of $3.2 million from the exercise of stock options partially offset by $1.6 million of treasury stock purchases.

     On July 20, 2001, the Company, through its wholly owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based LAT45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The aggregate purchase price consisted of $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. Initially each of these shares is exchangeable for one share of MetaSolv Inc. common stock. In addition, the shareholders of LAT45 Information Systems Inc. are eligible to receive up to an additional $2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the result of operations of LAT45 Information Systems Inc. have been included in the Company's consolidated financial statements since July 21, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on a preliminary estimation of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $4.2 million, was allocated to goodwill. Approximately $5.9 million was allocated to intangible assets, primarily technology rights, which will be amortized over a three-year period. Approximately $2.9 million was allocated to purchased in-process research and development for work that was in various stages of development and had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. This purchased in-process research and development was valued using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The purchased in-process research and development cost was charged to results of operations in the third quarter. Up to an additional $2.0 million in cash is payable subject to the completion of certain revenue milestones prior to December 31, 2001.

     The acquisition of LAT45 Information Systems Inc. allows MetaSolv to leverage graphical geospatial technology to business and communications network planning and engineering functions that are key to the customer's Service Resource Management (SRM) capabilities. This acquisition extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. MetaSolv is offering LAT45 Information Systems Inc.'s Red Telecom(TM) product under the brand, MetaSolv Network and Service Planning both as a separate product and integrated with the MetaSolv Solution.

     We believe our cash flows generated from operations, together with current cash and marketable security balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, we will continue to evaluate potential acquisitions of complementary businesses, products and technologies. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.


New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

     We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment. The adoption of SFAS No. 142 is not expected to have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the requirements and impact of this Standard on our results of operations and financial position.


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

     We have undergone significant management changes during the last twelve months and may experience additional management changes in the future. New managers typically bring new strengths to our business, but their short tenure with us could affect our ability to execute business plans and achieve our planned operating results.

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

     The Value of our Assets May Become Impaired

     Should the Company's marketing and sales plan not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, and these estimates may change in the future due to unforeseen changes in the company or market conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At September 30, 2001, the weighted average pre-tax interest rate on the investment portfolio is approximately 4.0%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During the quarter ended September 30, 2001, had short-term market interest rates averaged 10% more than in 2000, there would have been no material adverse impact on our results of operations or financial position.

     Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. During the quarter ended September 30, 2001, had these rates averaged 10% more than in 2000, there would have been no material impact on our results of operations or financial position.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

On November 1, 2001, Bernstein Liebhard & Lifshitz, LLP announced a class action suit against MetaSolv Software, Inc., Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., Jeffries & Company, Inc., James P. Janicki and Glenn A. Etherington, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We believe that the suit is without merit and that MetaSolv and its officers have fully complied with applicable law
and regulations.   We do not expect this action will impact operations,
financial results, or public perceptions in any material way.


ITEM 2.  Changes in Securities and Use of Proceeds

     (a) On October 11, 2001, the Board of Directors of MetaSolv, Inc. (the "Company") authorized the issuance of one preferred share purchase right (a "Right") with respect to each outstanding share of common stock, par value $.005 per share (the "Common Shares"), of the Company. The Rights were issued on the record date of October 29, 2001 to the holders of record of Common Shares on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $45.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. Such Rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of the Company's Common Shares. Upon certain circumstances, the Rights are redeemable by the Company at a price of $.00001 per Right. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated as of October 17, 2001 between the Company and Mellon Investor Services LLC, as Rights Agent.

     (c) On July 20, 2001, MetaSolv Canada Holdings Inc., our wholly-owned subsidiary incorporated under the laws of Nova Scotia ("MCH") acquired all of the outstanding shares of capital stock of Montreal-based LAT45, a developer of geospatial software for planning, design and management of communications networks. As set forth in the Share Purchase Agreement dated July 20, 2001, as amended, by and among MetaSolv, Inc., MetaSolv Canada Inc., MCH, LAT45 Information Systems Inc. ("LAT45"), each of the shareholders of LAT45 and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet, the consideration paid to the LAT45 shareholders in connection with the acquisition consisted of approximately $6.2 million in cash and 366,666 exchangeable shares of MCH. In accordance with their terms, the exchangeable shares of MCH may be exchanged by the holders of the shares for a period of five years. In addition, the shareholders of LAT45 are eligible to receive up to an additional $2 million in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition.

     The holders of the exchangeable shares can acquire the shares of our common stock upon the exchange of the exchangeable shares of capital stock of MCH which were issued by MCH pursuant to the terms of the Share Purchase Agreement dated July 20, 2001. The exchange of the exchangeable shares of MCH for our common stock is governed by the terms of the exchangeable shares and by the Exchange Agreement dated July 20, 2001, by and among MetaSolv, Inc., MetaSolv Canada Inc., MCH and each of the shareholders of LAT45. In connection with the transactions contemplated by the Share Purchase Agreement, we agreed to register the shares of our common stock to be issued upon exchange of the exchangeable shares pursuant to the Registration Rights Agreement dated July 20, 2001, as amended, by and among MetaSolv, Inc., each of the shareholders of LAT45 and Joseph Hatchuel, as shareholders' representative.

     None of the LATA45 shareholders receiving exchangeable shares of MCH pursuant to the terms of the Share Purchase Agreement dated July 20, 2001 were U.S. persons as that term is defined in Regulation S promulgated under the Securities Act of 1933. The issuance of the exchangeable shares by MCH were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Regulation S promulgated under the Securities Act of 1933. In addition, the issuance of shares of our common stock upon exchange of the exchangeable shares of MCH will be exempt from the registration requirements of
Section 5 of the Securities Act of 1933 pursuant to Regulation S promulgated under the Securities Act of 1933.

     We did not receive any proceeds from the transactions consummated pursuant to the Share Purchase Agreement dated July 20, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

  Exhibit
  Number  Description
  ------  -----------

 *3.1 Amended and Restated Certificate of Incorporation of MetaSolv, Inc. filed on May 30, 2001 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-3 (File No. 333-67428)).

 *3.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement and incorporated by reference to Exhibit 4.2 of our Registration Statement filed on Form 8-A (File No. 000-28129)).

 *10.1 Rights Agreement, dated as of October 17, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of our Registration Statement filed on Form 8-A (File No. 000-28129)).

 *10.2 Form of Right Certificate (included as Exhibit B to the Rights Agreement and incorporated by reference to Exhibit 4.3 of our Registration Statement filed on Form 8-A (File No. 000-28129)).

 *10.3 Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement and incorporated by reference to
        Exhibit 4.4 of our Registration Statement filed on Form 8-A (File No. 000-28129)).

 *10.4 Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc. adopted as a special resolution by its sole shareholder on July 20, 2001 (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-3 (File No. 333-67428)).

 *10.5 Share Purchase Agreement dated July 20, 2001, by and among MetaSolv, Inc., MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., LAT45 Information Systems Inc., each of the shareholders of LAT45

        Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet (incorporated by reference to
        Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-67428).

  10.6 Amendment No. 1 to the Share Purchase Agreement dated August 20, 2001, by and between MetaSolv Canada Holdings Inc. and Joseph Hatchuel, as shareholders' representative.

 *10.7 Exchange Agreement dated July 20, 2001, by and among MetaSolv, Inc., MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of LAT45 Information Systems Inc. (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-3 (File No. 333-67428).

 *10.8 Registration Rights Agreement dated July 20, 2001, by and among MetaSolv, Inc., each of the shareholders of LAT45 Information Systems Inc. and Joseph Hatchuel, as shareholders' representative (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-3 (File No. 333-67428)).

 *10.9 Amendment No. 1 to the Registration Rights Agreement dated August 3, 2001, by and between MetaSolv, Inc. and Joseph Hatchuel, as shareholders' representative (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-3 (File No. 333-67428)).

 *10.10 Amendment No. 2 to the Registration Rights Agreement dated August 10,
        2001, by and between MetaSolv, Inc. and Joseph Hatchuel, as shareholders' representative (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-3 (File No. 333-67428)).

* Previously filed.


          (b)  Reports on Form 8-K.

               (i) Current report on Form 8-K of MetaSolv, Inc. dated July 13, 2001, reporting the filing of a press release.

               (ii) Current report on Form 8-K of MetaSolv, Inc. dated October 18, 2001, reporting the filing of a press release.

               (iii) Current report on Form 8-K of MetaSolv, Inc. dated October 25, 2001, reporting the adoption of a Stockholder Rights Plan.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 14, 2001



                           METASOLV, INC.


                               /s/ Glenn A. Etherington
                           ---------------------------------------
                           Glenn A. Etherington
                           Chief Financial Officer
                           Duly Authorized Officer on behalf of the Registrant