Form 10-K405
period 2001-12-31
METASOLV INC
filed 2002-04-01
CIK 916704

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               ---------   ---------

                         Commission File Number 0-17920

                                 METASOLV, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    75-2912166
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

Title of each class                                           Name of each exchange on which registered
-------------------                                           -----------------------------------------
Common Stock, Par Value $.005                                 The Nasdaq Stock Market
Rights to Purchase Series A Junior Participating
   Preferred Stock, Par Value $0.01 per share                 The Nasdaq Stock Market

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 2002, was approximately $227,800,000, based upon the last reported sales price on such date.

      On February 28, 2002, there were 37,524,289 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 2002, are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 29, 2002.

                                 MetaSolv, Inc.

                                 2001 FORM 10-K

                                TABLE OF CONTENTS


Item                               Description                                   Page
----                               -----------                                   ----
                                     PART I

 1   Business ................................................................    1

 2   Properties ..............................................................   20

 3   Legal Proceedings .......................................................   20

 4   Submission of Matters to a Vote of Security Holders .....................   20

                                     PART II

 5   Market for the Registrant's Common Equity and Related Stockholder Matters   21

 6   Selected Financial Data .................................................   22

 7   Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...................................................   23

7a   Quantitative and Qualitative Disclosures about Market Risk ..............   31

 8   Financial Statements and Supplementary Data .............................   32

 9   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure ....................................................   48

                                    PART III

10   Directors and Executive Officers of the Registrant ......................   49

11   Executive Compensation ..................................................   49

12   Security Ownership of Certain Beneficial Owners and Management ..........   49

13   Certain Relationships and Related Transactions ..........................   49

                                     PART IV

14   Exhibits, Financial Statement Schedules and Reports on Form 8-K .........   50

                                     PART I

     This report includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, the development of our businesses, the markets for our products and services, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements regarding matters that are not historical facts. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and other similar expressions are intended to identify such forward-looking statements. Although we believe that that these forward looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance that we will achieve these plans, intentions, or expectations. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, without limitation, the following:

     . Our quarterly operating results are difficult to predict and can vary significantly;

     . We could be materially harmed if we fail to anticipate and react to rapid changes in the communications market;

     . We could be materially harmed if consolidation in the communications industry reduces customer demand for the products and services we provide;

     . We could be materially harmed if our customers are unable to obtain financing to continue their operations or for continued expansion of their businesses;

     . Expected increased competition could result in price reductions, reduced gross margins, and loss of market share; and

     . Other factors identified in our Securities and Exchange Commission filings, including, but not limited to those discussed elsewhere in this report under the heading "Certain Factors That May Affect Future Results" located at the end of Item 1, Business, of this report.

     Many of these risks and uncertainties are beyond our control, and in many cases we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. In light of these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

         Our forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

General

     We are a leading global provider of operational support system (OSS) software solutions that help communications providers and businesses manage their next-generation communication networks and services. Our products integrate and automate key communications management processes, from network planning and engineering to operations and customer care. Our products enable communications providers to simplify the costly and complex process of delivering value-added communications services over new packet-based technologies, as well as traditional circuit-switched networks.

     Communications service providers using our software are able to efficiently enter, manage, and fulfill orders for service from their customers. These communications service providers offer a full array of communications services, including local and long-distance voice services, high-speed data services and Internet services, often as a bundled offering. We derive substantially all of our revenue from the sale of licenses, related professional services, maintenance, and support of our packaged software to these communications service providers. In 2001, we began offering our software solution and services to large enterprises that need to manage their significant internal networks and interfaces to their external service providers.

     We are focused on creating open and flexible software to help communications service providers and enterprises automatically manage the complexity associated with today's communications environment. The regulated break-up of the communications network beginning with the divestiture of AT&T and continuing with the Telecommunications Act of 1996 enabled competition for access to long-distance and local phone service. The rapid introduction of communications technologies designed to bring faster, cheaper communications services to homes and businesses has created additional complexities in service management. Demand for faster, cheaper services is driven primarily by the unprecedented growth in the Internet as a communications medium. Our software, which was developed from the outset as a standardized package rather than a custom solution, is designed to automate and simplify the fulfillment of all types of communication services for use by a variety of communications providers across diverse, interconnected networks.

     Deregulation and privatization, both domestically and abroad, and advances in technology have necessitated extensive coordination in the service management process--both coordination between communications service providers whose networks must interconnect in order to establish service to the customer, and between different communications technologies that must work together to carry the communications service. Traditional software systems were not designed to manage the complexities of a variety of communications services delivered over a diverse network spanning multiple communications service providers. Consequently, our customers need innovative, flexible software systems to efficiently handle rapidly changing market and technology demands. Our product portfolio includes the MetaSolv Solution(TM), a suite of integrated subsystems that addresses the majority of a service providers service fulfillment problems, and several stand alone point solutions added from recent acquisitions. We have become a leading provider of service management software by continually enhancing our product to manage the complexities of providing multiple communications services over a diverse, interconnected network. Our customers represent all facets of the new, unregulated telecommunications industry.

     On July 20, 2001, we acquired all of the outstanding shares of capital stock of Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. Our acquisition of Lat45 Information Systems Inc. allows us to use graphical geospatial (geographic) technology to expand a service provider's capabilities in network planning and engineering functions and extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. We offer this product under the brand, MetaSolv Network and Service Planning(TM), both as a separate product and integrated with the MetaSolv Solution.

     On February 1, 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio with a leading carrier-class (highly scalable and reliable) service activation product, and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol
(IP), data, and wireless communications. As a result of this acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe.

     MetaSolv, Inc. became the holding company of MetaSolv Software, Inc. on January 1, 2001. Our principal executive offices are located at 5560 Tennyson Parkway, Plano, Texas 75024, and our telephone number is (972) 403-8300. Our web site is www.metasolv.com. The information on our web site is not incorporated by reference into this Form 10-K.

Our Products

     Our product portfolio consists of a comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The MetaSolv Solution is an integrated service fulfillment solution that automates order, inventory, trouble, and workflow management processes. As a result of our February 2002 acquisition, our product portfolio now includes modular service fulfillment solutions that enable flow-through provisioning, as well as network mediation and contract management.

     The MetaSolv Solution is built upon a flexible, scalable, and integrated software architecture. We support any service on any technology with predefined ordering and provisioning capabilities. These technologies include Optical, Virtual Private Network (VPN), Digital Subscriber Line (DSL), IP, Ethernet and others. The MetaSolv Solution
                                      -2-
provides the tools needed to enable and support future growth and changes in the communications market. Major subsystems of the MetaSolv Solution include:

     . Work Management: Tracks all the tasks in the service provisioning process, enabling work to flow electronically across an organization and providing visibility to the customer's business processes and resource utilization. Work Management includes the capability to design customized fulfillment plans, which organize and manage the flow of tasks, both electronic and manual, according to specific business processes. In addition, through the Field Operations Portal, the workflow management functionality allows the customer to access critical service delivery information from the MetaSolv Solution through any web enabled device in the field.

     . Data Management: Provides the basis for the common data repository that enables our customer to manage information.

     . Order Management: Provides functions that manage customers and prospects, capture customer requests, and manage simple and complex processes to achieve end-to-end delivery of requested services. This end-to-end service delivery process often involves more than one type of request both within the service provider's internal organization and with other external service providers.

     . Network and Service Planning: Applies geospatial information to key business and network planning functions, including strategic market demand forecasting, network planning and design, service fulfillment, and executive decision support. This subsystem helps correlate the service provider's actual and planned networks and market demand. Network and Service Planning is available as an integrated component of the MetaSolv Solution or as a separate, stand alone product.

     . Network Inventory and Design: Gives the carrier or enterprise the ability to provision large or small networks and the flexibility to manage traditional as well as new technologies. This subsystem brings the physical, virtual, electrical, and logical dimensions of a network into a single view supported by inventory management and network system design modules.

     . Service Provisioning: Enables the translation of customer requests and requirements into specific service designs that will deliver a broad spectrum of services from traditional voice and data to broadband technologies such as Frame Relay and ATM (asynchronous transfer mode), as well as SONET (synchronous optical network), xDSL, DWDM (dense wavelength division multiplexing), wireless, and IP technologies.

     . Trouble Management: Enables a quick response when problems arise by accessing information about customers, equipment, and service locations. Trouble Management information is fully integrated with the network and service inventory, providing complete network information for faster problem resolution.

     . Customer Care: Integrates order management, service fulfillment, and customer care to provide a complete customer care solution for the communications industry. A comprehensive profile provides access to current and historical aspects of the customer account information, including order status, services, and trouble.

     The MetaSolv Solution can manage each service using all of the different technologies through one integrated system. We offer Technology Modules to help adapt our system to new technologies. Our customers and system integration partners can develop and implement these modules more quickly than traditional software upgrades.

     We also offer a library of Application Programming Interfaces (APIs), enabling interfaces with third party systems electronically to automate order processing, fault recovery, testing, service activation, convergent billing, and credit processing.

     Our February 2002 acquisition expanded our product portfolio to include the following software solutions that can be offered on a stand alone or integrated basis:

     MetaSolv ASAP is a service activation solution that enables service providers to instantly activate customer-requested services across multiple domains. Our product is an activation platform that works with all major hardware vendors and activates services to any type of network or technology, including wireless and IP.

     MetaSolv Objectel is an inventory management solution that provides a centralized system for network engineering and management of network inventory. MetaSolv Objectel enables the tracking of physical network objects including equipment, facilities, and logical network objects. MetaSolv Objectel allows providers to determine service inventory levels, ensure rapid service delivery, and manage network capacity.

     MetaSolv Order Management System (OMS) is an order provisioning system that helps coordinate and manage information moving to and from multiple internal business support systems and OSSs to complete service and network orders. MetaSolv OMS enables service providers to coordinate and manage internal information as well as order information being exchanged between external service provider partners.

     MetaSolv Policy Services offers directory-based service management for next-generation service delivery. MetaSolv Policy Services also offers centralized IP services management including Domain Name Service (DNS), Dynamic Host Configuration Protocol (DHCP), RADIUS (remote authentication dial-in user service), and IP Quality of Service (QoS). MetaSolv Policy Services helps create a subscriber-aware network with a directory-based service management strategy, enabling our customers to offer QoS differentiated services.

     MetaSolv Network Mediation provides a carrier-class mediation solution designed for multi-service, multi-vendor, IP, and 3G wireless network environments. MetaSolv Network Mediation includes a network-facing ability to collect call data records and IP data records. By transforming raw network data into useful information representing a service-level view of customer activity, service providers can price, bundle, and discount in a way that significantly differentiates their service offerings.

     MetaSolv Service Analytics provides a service level agreement contract management application that is designed for multi-service, multi-vendor network environments. Our product is designed to manage the entire service contract management process through definition, negotiation, assessment, analysis and reporting of customer compliance and business effectiveness. A service contract is a formal agreement between either a service provider and its customers, or a service provider and its suppliers, to define and manage service expectations, clarify responsibilities and facilitate communication. Service contracts cover many aspects of the relationship and quality of service delivery, including service performance, service provisioning, customer-care, and billing.

Technology

     Our continuing development of the MetaSolv Solution and our acquired products incorporate a multi-tier architecture:

     . User Interface Tier: Any type of user-interface client is possible, including both thin client types, such as browsers and pagers, and rich client types, such as java applications. The user interface tier follows the Model-View-Controller (a software architecture design for segregating the user-interfaces and data, and controlling the interaction between the two) architectural pattern and all user-interface clients access the same server-side business logic tier.

     . Application Server Tier: The application server tier includes the business logic in components running on J2EE-based application servers (a java platform designed for large scale computing). These business logic and database access objects enable us to build different graphical user interfaces with the same business logic code. In addition, application-programming interfaces provide our customers and partners access to these components. Our interfaces make it possible to extend and integrate the MetaSolv Solution with existing customer, partner, and third party software applications.

     . Data Tier: The data tier provides the persistence layer that separates the business logic from the database technology. Oracle is fully supported and the recommended DBMS (database management system). Oracle database features are used, including delivering database solutions on any hardware platform supported by Oracle. For all graphics and graphic information systems (GIS)-related data, different types of persistence techniques are utilized (raster and vector types of databases and files).

          This multi-tier technology design provides the following benefits to our customers:

     . Flexibility: Multiple graphical user interfaces enable our customers to select the presentation platform of their choice, as well as to manage the upgrade and internal distribution of the software.

     . Scalability: The software is suitable for large and small networks while simultaneously maintaining high performance levels. Customers can add multiple servers as needed to any level of the system, generally without service interruption.

     . Data Integrity: The database design preserves data integrity while ensuring fast, efficient transaction-oriented data retrieval methods. As a demonstration of resilience, our database design has remained constant during the life and evolution of other components of our software. This stability provides reusability of the business functionality as new, updated graphical user interfaces are developed.

     . Open Design: Our open, fully documented application programming interfaces allow customers and alliance partners to integrate the MetaSolv Solution software with existing internal and external software systems. We are moving towards OSS through Java (OSS/J) compliance. The OSS/J API guidelines are publicly available and maintained and promoted by the telecom industry. These APIs enable both tightly coupled interfaces (using Java) or loosely coupled interfaces (using XML) between our software modules and third party modules and applications.

     . Extensibility: Using our technology our object model is able to support additional information, including attributes, classes, class instances, interfaces, and operations.

     We are active in various government and industry standards bodies, including the TeleManagement Forum's e-Business Telecom Operations Model (eTOM), the Common Information Model (CIM), Directory Enabled Networks (DEN), Shared Information/Data (SID) model and OSS/J.

     J2EE and Java are trademarks of Sun Microsystems, Inc.

Professional Services and Support

     We believe that our ability to provide high-quality customer service and support is critical to ensuring long-term customer satisfaction. We have developed a broad array of service offerings to assist our diverse customer base.

   PROFESSIONAL SERVICES

     Our professional services organization provides the expertise necessary to implement our software in a production environment, educate users on best practices for utilizing the software, assist with data migration, and provide maintenance and technical support after implementation. As of December 31, 2001, our professional services organization consisted of over 100 people operating in the United States, Canada, Europe, and Latin America. Our February 2002 acquisition added 56 people to our professional services team experienced in the implementation of carrier grade service activation, modular inventory management and order management, IP mediation, and service level agreement (SLA) management solutions.

     We work closely with systems integration (SI) partners who provide experience on large projects typically involving multiple systems, extensive program management, and the development of custom interfaces.

     In addition, we offer the following services through our professional services organization:

     Framework for Success(TM) is a set of tools and processes that enable a successful implementation of the MetaSolv Solution and can be targeted to a specific customer's needs. These tools and processes incorporate industry best practices and techniques specific to our expertise and experience and can be tailored on an ongoing basis as a customer's requirements change. By shortening a customer's learning curve and streamlining the software implementation cycle, our Framework for Success implementation methodology saves the customer time and money.

     QuickStart(TM) is a program designed to simplify and accelerate the implementation of the MetaSolv Solution. This program consists of a software database pre-loaded with data such as service fulfillment plans, equipment specifications and products, along with a defined training curriculum for the end user. As a result of this program, our solutions can typically be implemented into a production environment in less than 90 days. Built from knowledge acquired in previous implementations, the QuickStart program makes maximum use of a customer's resources and shortens service delivery intervals.

     Rapid Results(TM) is a workshop designed to improve the skills of the individuals on the customer's implementation team and to streamline the implementation of our software, primarily by improving business methods and processes. The workshop provides in-depth exposure to concepts and implementation requirements.

Team members learn how and where information is loaded in a MetaSolv software database, and they see demonstrations of best practices for setting up and maintaining the software.

     Operational Assessment analyzes the strengths and weaknesses of a customer's existing processes. We study processes within a customer's organization to compare internal practices to the current best practices of companies with similar characteristics (including size and maturity) in such areas as application performance and tuning, data integrity, and change management. By analyzing these key areas of operations, we can recommend the organizational improvements needed to increase the benefit received from the MetaSolv Solution.

     IP Service Management is a new service offering resulting from our recent acquisition that meets service providers' IP-based OSS requirements by providing integrated, directory-based service/subscriber management, service provisioning, service level management and accounting mediation for multi-vendor network solutions. This pre-configured solution helps service providers more quickly deliver differentiated, reliable IP services.

     Wireless Service Management is also a new addition resulting from our recent acquisition that offers a pre-integrated solution, including order management, network inventory, service management, and service activation. This solution gives wireless service providers an opportunity to differentiate themselves from their competition based on the ability to more quickly create and deliver profitable next-generation wireless services while maximizing the efficiency of their networks.

   EDUCATIONAL OFFERINGS

     We provide a comprehensive series of educational courses to our customers, alliance partners, and employees to provide the knowledge and skills necessary to deploy, use and maintain our software solutions. These classes focus on the technical aspects of our products and on real-world business issues and processes. Classes include lectures, demonstrations, discussions and hands-on use of our software. Classes are held regularly at our training centers in our Plano, Texas, headquarters. In addition, training sessions can be held in our Englewood, Colorado, and McLean, Virginia, facilities, as well as at our customer sites. We also offer `Train-the-Trainer' programs that enable our customers to conduct their own internal end-user training.

   MAINTENANCE AND TECHNICAL SUPPORT

     Our standard maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for our products, utilizing the Internet, telephone, and electronic mail to respond to and resolve customers' technical problems. Our automated customer service system tracks each customer's inquiry through to problem resolution. Support personnel schedule fixes into appropriate service packs or product releases. In addition to our standard support, we offer these optional services:

     . Extended Support: This option extends support to 24 hours a day, seven days a week for critical issues.

     . Premier Support: This option includes both the standard and Extended Support features and provides for a dedicated Technical Support Engineer. This technical resource is dedicated to understanding how our software is used to support the customer's business and works all incidents through to resolution. Quarterly site visits are part of this offering as well as assistance with upgrades, determining how to best use new product offerings, and customized problem tracking reports.

     Product upgrades are included in our maintenance agreements, allowing our customers to benefit from technological advances, stay current with regulatory change, and achieve efficiencies from product enhancements. We also provide complete documentation with our software, including system administration guides, programming interface-integration guides, and extensive online help. Our typical software maintenance agreement has a 12-month renewable term.

Sales and Marketing

   SALES

     We market and sell our software through our direct worldwide sales force. During 2001, we focused our sales efforts on established service providers and enterprises who manage, offer, or deliver communication services.

     Our worldwide sales force is aligned by region, each focusing on a specific type of customer or prospect, whether it is a new account, a growth account, or a strategic account. Due to the technological complexity of our market, our sales teams consist of an account executive that is responsible for the business aspect of the sale and a sales analyst who is responsible for the technology aspect of the sale. Once a sale has been made, the ongoing account relationship is transitioned to our growth account team to ensure the attention and nurturing required to successfully service the client. Our dedicated lead generation team identifies qualified territory sales opportunities through telemarketing, campaign management and participation in trade shows, seminars, conferences, market research and our public relations programs. Once a qualified opportunity is identified, it is assigned to the appropriate end-user sales team to initiate direct sales engagement. Upon gathering the prospect's requirements, the sales team conducts multiple presentations and demonstrations to the organization's stakeholder and user communities. Customer visits to our Executive Briefing Center located within our corporate headquarters are used to establish a strategic relationship with the prospect and our executive management, product managers, and software architects. During 2001, we expanded our sales footprint into South America, Europe, and Asia. Although we have dedicated teams in these regions, their sales efforts leverage local system integrator companies. We maintain strategic channel partnerships with Accenture, Cap Gemini Ernst & Young, Hewlett-Packard, and others.

     Our average sales cycle ranges from four to nine months, from initial prospect contact to the execution of a license agreement. The majority of our selling activities are the result of sales participation in a customer-issued request for proposal, a lengthy bidding process.

   MARKETING

     We continue to focus our marketing efforts on developing market strategies and product plans, creating awareness of our products and generating new sales opportunities. Our product management organization provides direction on target markets and their business requirements. We base our product strategy on an analysis of market requirements, competitive offerings and projected return on investment. Our product enhancement plans are developed by our product management organization in partnership with our customers, utilizing their communications experience with our market and competitive knowledge. Our customer user group maintains an active enhancement-ranking process, by which members continually establish priorities for software improvements and evaluate the enhancements we deliver. In addition, our product managers are active in numerous technology and industry forums. Through these domestic and international forums, we participate in various projects that demonstrate our capability to support world-class communications service fulfillment solutions.

     We rely on several marketing communications activities and programs to create awareness of our products and to generate sales opportunities. Through our product marketing and marketing communications functions, we manage and maintain our web site, publish product-related communications and educational white papers, and conduct seminars and user group conferences. We also have a public relations program and maintain relationships with recognized industry analysts in an ongoing effort to create awareness of our products. We are an active sponsor of technology-related conferences and demonstrate our products at trade shows targeted at providers of communications services. We also focus on a range of joint marketing strategies and programs with our partners to capitalize on their respective market relationships and resources.

Alliances and Partnerships

     To ensure the availability of a comprehensive end-to-end solution and to optimize its delivery, we continue to develop our partner programs and grow strategic relationships with systems integrators and complementary software application vendors.

     Systems Integrators. Our systems integration partners provide, jointly or separately, a range of services to our customers. Among our partners are Accenture, American Management Systems, BusinessEdge Solutions, Cap Gemini Ernst & Young, DMR Consulting Group, Encore Software, Hewlett-Packard, Velankani Information Systems, and Wipro Technologies. These partners assist in implementing our software at the customer location and often assist us in generating sales leads. Using our Framework for Success tools and processes mentioned above, we have trained numerous consultants in these organizations in the implementation and operation of our software.

     Complementary Software Application Vendors. During 2001 we expanded our program for joint marketing relationships with software vendors, offering products and services that are complementary to the MetaSolv Solution. Throughout 2001 new partners were added to the program and other relationships were discontinued, as we continued our efforts to offer our customers software solutions with the efficiency and cost-effectiveness of commercial, off-the-shelf interfaces. These software partners provide solutions for the operations support functions that our software does not address such as billing, fault management, network management and electronic exchange of information between service providers. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third party software systems. Some of our partners in these areas include 3Com Corporation, Harris Corporation, Micromuse, Siebel Systems, and Vitria Technology.

Segment Information and Foreign and Domestic Operations

     The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

     Teams of development engineers, software architects and product managers are responsible for our research and development efforts. We use a software development process that includes planning and documenting deliverables in advance, rigorously adhering to coding standards, and performing significant performance and function tests. By involving all functional groups at various levels within our organization, this process provides a framework for turning concepts into products which enables us to market these products cost effectively. In addition, we have recruited and hired development engineers, architects and product managers with experience in order processing, management, and fulfillment solutions and other facets of software, along with senior managers experienced in software used by communications service providers.

     Our research and development expenditures totaled approximately $31.3 million for 2001, $31.3 million for 2000, and $17.0 million for 1999.

Competition

     Competition in our markets is intense and involves rapidly changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We believe several factors make us a strong competitor, including:

     .    The breadth, depth and flexibility of our software;

     .    The quality and performance of our product;

     .    Our high-quality customer service;

     .    Our proven ability to implement and integrate solutions;

     .    The overall value of our software; and

     .    The references of our customers.

     Competitors vary in size and scope of products and services offered. We encounter direct competition from several vendors, including Astracon, Cramer Systems, Eftia OSS Solutions, GE Smallworld, Granite Systems, Syndesis, Telcordia Technology and Wisor Telecom. Additionally, we compete with OSS solutions sold by large equipment vendors such as ADC Telecommunications. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software markets, and we expect that the market for our products and services will remain intensely competitive.

Software Protection and Other Proprietary Rights

     To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual restrictions. MetaSolv Software, the MetaSolv logo, Telecom Business Solution, MetaSolv Solution, MetaSolv QuickStart, MetaSolv Framework for Success, eService, PowerFrame, MetaSolv Field Operations Portal, MetaSolv Network and Service Planning, and Rapid Results are trademarks, and MetaSolv(R) is a federally registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent-protection program. We have filed for patent protection on certain aspects of our software, and we will continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret and trademark laws to protect our intellectual property, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology leadership position. In addition to intellectual property that we own, we also license certain intellectual property from third parties that is integrated with our software and used to perform key functions. There can be no assurance that in the future these third party licenses will continue to be available to us on commercially reasonable terms or at all.

     We generally enter into confidentiality and/or license agreements with our employees, partners, and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We license, rather than sell, our software and require our customers to enter into license agreements that restrict the use of our software.

     We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights (including those we license from third parties) do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. While we have primarily focused on intellectual property protection within the United States, we have expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Executive Officers

     Our executive officers and their ages as of December 31, 2001, are as follows:

         Name                       Age                     Position
         ----                       ---                     --------
     James P. Janicki               46           Chief Executive Officer
     T. Curtis Holmes, Jr.          39           President and Chief Operating
                                                 Officer
     Glenn A. Etherington           47           Chief Financial Officer
     Jonathan K. Hustis             46           Vice President--Business
                                                 Services, General Counsel and
                                                 Corporate Secretary
     Michael J. Cullen              42           Vice President--Engineering
     Sam L. Kelley                  42           Vice President--Services
     Joseph W. Pollard              45           Vice President--Sales

     James P. Janicki co-founded MetaSolv in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999. He has served as a director since April 1994 and served as President from April 1994 to January 2001. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments where he served in many capacities, including as manager of the Texas Instruments' CASE consulting practice from July 1987 to August 1990 and as manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry.

     T. Curtis Holmes, Jr. has served as our President and Chief Operating Officer since January 2001 and as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

     Glenn A. Etherington has served as our Chief Financial Officer since May 1999. Mr. Etherington held various senior management positions at Brite Voice Systems, a leading provider of enhanced communications products and interactive information systems, from August 1988 to May 1999. He was Chief Financial Officer from August 1988 to May 1999, Treasurer from August 1988 to May 1993 and Secretary from May 1993 to May 1999.

     Jonathan K. Hustis has served as our General Counsel and Corporate Secretary since April 1997. He was appointed our Vice President--Business Services in August 1998. Mr. Hustis was at Texas Instruments where he worked in its Corporate Finance Group from November 1995 until April 1997 and as Manager--Business Services in its Information Technology Group (Advanced Information Management and Enterprise Solutions divisions) from September 1989 to November 1995.

     Michael J. Cullen has served as our Vice President--Engineering since May 2001. From October 1997 to May 2001, Mr. Cullen served as Director of Engineering within the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included planning, development and support of the provisioning and service creation product lines within the Intelligent Network Unit. From February 1991 to October 1997, Mr. Cullen served as technical manager within Lucent Technologies/AT&T Network Systems Operations Support Systems.

     Sam L. Kelley has served as our Vice President--Services since July 2001. From June 2000 to April 2001, Mr. Kelley was the Chief Operating Officer of Akili Systems Group, a developer of industry-based solutions for the telecommunications, utilities, financial services and energy industries. Mr. Kelley was at IBM Global Services where he worked as Director, Managing Principal--Business Innovation Services from January 2000 to June 2000 and as Director, Managing Principal--Integration Services from January 1997 through December 1999.

     Joseph W. Pollard has served as our Vice President--Sales since February 1997. From July 1992 to February 1997, Mr. Pollard was the Director of Sales, South-Central Region and Director of Sales, International for Tivoli Systems, a provider of systems management software. From September 1989 to July 1992, Mr. Pollard was Manager, International Sales and National Accounts, for Visual Information Technologies, a provider of commercial image processing systems.

     In February 2002, Philip C. Thrasher became our Executive Vice President--America's Sales and Mr. Pollard became our Executive Vice President--Enterprise. Mr. Thrasher has more than nineteen years experience in the communications technology industry, and most recently served as Senior Vice President--Sales, Global Marketing, Channels, PSO and Support, of Nortel Networks' OSS business, which we acquired in February 2002. As Executive Vice President--America's Sales, Mr. Thrasher leads and manages our sales force in North, South, and Central America, as well as the Asia Pacific region.

Employees

     We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by providing our employees an extensive 80-hour orientation program to learn our technology, the industry we serve, and our corporate values. We intend to continue teaching and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs designed to motivate and reward our employees. None of our employees is represented by an organized labor union nor have we experienced any work stoppages.

     As of December 31, 2001, we had 558 full-time employees of whom:

     .    167 were in professional services and customer support;

     .    96 were in sales and marketing;

     .    222 were in research and development; and

     .    73 were in finance, administration and operations.

     Our February 2002 acquisition added approximately 335 additional employees.

Certain Factors That May Affect Future Results

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial conditions or results of operations. There are additional risks and uncertainties that we do not presently know, or that we currently view as immaterial that may also impair our business operations. This report is qualified in its entirety by these risks. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, they could materially harm our business, financial condition, or results of operations. In that case, the trading price of our common stock could decline.

   OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

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

     .    Costs related to the expansion of our operations;

     . We may be required to defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance; and

     . Changes in services and license revenue as a percentage of total revenue, as license revenue typically has a higher gross margin than services revenue.

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

     Some contracts for software licenses may not qualify for revenue recognition upon product delivery. Revenue may be deferred when there are significant elements required under the contract that have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. A higher concentration of large telecom service providers, and larger more complex agreements may increase the frequency and amount of these deferrals. With these uncertainties we may not be able to predict accurately when revenue from these contracts will be recognized.

   THE COMMUNICATIONS MARKET IS CHANGING RAPIDLY, AND FAILURE TO ANTICIPATE AND REACT TO THE RAPID CHANGE COULD RESULT IN LOSS OF CUSTOMERS OR WASTEFUL SPENDING.

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

   THE COMMUNICATIONS INDUSTRY IS EXPERIENCING CONSOLIDATION, WHICH MAY REDUCE THE NUMBER OF POTENTIAL CUSTOMERS FOR OUR SOFTWARE.

     The communications industry and in particular our customers have experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communications companies have strengthened their purchasing power, which could create pressure on the prices we charge and the margins we realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose additional customers as a result of industry consolidation.

   CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY OR SLOWDOWN IN TELECOMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

     We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. The global telecommunications industry experienced a very challenging period in calendar 2001, during which business activity contracted. Since early 2001, we and a number of other companies have been impacted by reduced spending by telecommunications carriers and equipment manufacturers. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

   OUR CUSTOMERS' FINANCIAL STRENGTH, THEIR ABILITY TO OBTAIN FINANCING, AND THE RECENT DOWNTURN IN THE COMMUNICATIONS INDUSTRY MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

     Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. During 2001 many competitive communications service providers were unable to obtain sufficient funds to continue expansion of their businesses. During the same period, many communications companies encountered significant difficulties in achieving their business plans and financial projections. In 2001 several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, delays in payments by existing customers, or failure to pay for our products. We cannot be certain that market conditions will not continue to affect the ability of these customers to obtain adequate financing for capital expenditures. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

   WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

     A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2001, our top ten customers accounted for 36% of our total revenue, compared to 27% during the year 2000. No single customer accounted for more than 6% of total revenue in 2001. However, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

   COMPETITION FROM LARGER, BETTER CAPITALIZED OR EMERGING COMPETITORS FOR THE COMMUNICATIONS PRODUCTS AND SERVICES THAT WE OFFER COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

     Competition in the communications products market is intense. Although we compete against other companies selling communications software and services, the in-house development efforts of our customers may also result in our making fewer sales. We expect competition to persist in the future. We cannot be certain that we can compete successfully with existing or new competitors, and increased competition could result in price reductions, reduced gross margins and loss of market share.

     Competitors vary in size and scope of products and services offered. We encounter direct competition from several vendors, including Astracon, Cramer Systems, Eftia OSS Solutions, GE Smallworld, Granite Systems, Syndesis, Telcordia Technology, and Wisor Telecom. Additionally, we compete with OSS solutions sold by large equipment vendors such as ADC Telecommunications. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software markets. We believe that the market for our products and services will remain intensely competitive.

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

   IF THE INTERNET OR BROADBAND COMMUNICATION SERVICES GROWTH SLOWS, DEMAND FOR OUR PRODUCTS MAY FALL.

     Our success depends heavily on the continued acceptance of the Internet as a medium of commerce and communication, and the growth of broadband communication services. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our customers. If use of the Internet or broadband communication services does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required handling increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

   CHANGES IN COMMUNICATIONS REGULATION COULD ADVERSELY AFFECT OUR CUSTOMERS AND MAY LEAD TO LOWER SALES.

     Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect our existing and potential customers could lead them to spend less on order processing, management and fulfillment software, which would reduce our revenues and could seriously affect our business and financial condition.

   IF WE FAIL TO ACCURATELY ESTIMATE THE RESOURCES NECESSARY TO COMPLETE ANY FIXED-PRICE CONTRACT, IF WE FAIL TO MEET OUR PERFORMANCE OBLIGATIONS, OR IF WE FAIL TO ANTICIPATE COSTS ASSOCIATED WITH PARTICULAR SALES OR SUPPORT CONTRACTS, WE MAY BE REQUIRED TO ABSORB COST OVERRUNS AND WE MAY SUFFER LOSSES ON PROJECTS.

     In addition to time and materials contracts, we have periodically entered into fixed-price contracts for software implementation, and we may do so in the future. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on such a project, which would negatively impact our operating results. Also, in some instances our sales and support contracts may require us to provide software functionality that we have procured from third party vendors. The cost of this third party functionality may impact our margins, and we could fail to accurately anticipate or manage these costs. On occasion we have been asked or required to commit unanticipated additional resources or funds to complete projects or fulfill sales and support contracts. Our acquisitions of Lat45 Information Systems Inc. in July 2001, and certain OSS assets from Nortel Networks in February 2002, and associated customer obligations, may intensify these risks.

   IN ORDER TO GENERATE INCREASED REVENUE, WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

     We must expand our direct and indirect sales operations to increase market awareness of our products and to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with systems integrators and other partners to build an indirect sales channel. Failure to expand these sales channels could adversely affect our revenues and operating results. In addition, we will need to manage potential conflicts between our direct sales force and third party reselling efforts.

   WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE.

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

   OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO RESULTS OF OPERATIONS AND FUTURE GROWTH; MANAGEMENT TURNOVER COULD AFFECT OUR ABILITY TO ACHIEVE OPERATING RESULTS.

     As a company focused on the development, sale and delivery of software products and related services, our personnel are our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, communications business process experts, systems analysts, trainers, writers, consultants and sales and marketing professionals of various experience levels. Competition for skilled personnel is intense. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business.

     We have undergone significant management changes during the last twelve months and may experience additional management changes in the future. New managers typically bring new strengths to our business, but their short tenure with us could affect our ability to execute business plans and achieve our planned operating results.

   OUR FUTURE SUCCESS DEPENDS ON OUR CONTINUED USE OF STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL OUR PRODUCTS.

     We have entered into relationships with third party systems integrators and hardware platform and software applications developers. We rely on these third parties to assist our customers and to lend expertise in large scale, multi-system implementation and integration projects, including overall program management and development of custom interfaces for our product. Should these third parties go out of business or choose not to provide these services, we may be forced to develop those capabilities internally, incurring significant expense and adversely affecting our operating margins. In addition, we have derived and anticipate that we will continue to derive a significant portion of our revenues from customers that have established relationships with our marketing and platform alliances. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of marketing and platform alliances.

   THE EXPANSION OF OUR PRODUCTS WITH NEW FUNCTIONALITY AND TO NEW CUSTOMER MARKETS MAY BE DIFFICULT AND COSTLY.

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

   FOR SOME OF OUR PRODUCTS WE RELY ON SOFTWARE AND OTHER INTELLECTUAL PROPERTY THAT WE HAVE LICENSED FROM THIRD PARTY DEVELOPERS TO PERFORM KEY FUNCTIONS.

     Some of our products contain software and other intellectual property that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software and intellectual property or it could be made available to us only on commercially unreasonable terms. We could fail to accurately recognize or anticipate the impact of the costs of procuring this third party intellectual property. Although we believe that alternative software and intellectual property is available from other third party suppliers, the loss of or inability to maintain any of these licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

   OUR INTERNATIONAL OPERATIONS MAY BE DIFFICULT AND COSTLY.

     We intend to continue to devote significant management and financial resources for our international expansion. In particular, we will have to continue to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for skilled people in these areas is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to cultural, language barriers, and currency exchange risks. Additionally, communications infrastructure in foreign countries may be different from the communications infrastructure in the United States. Our ability to successfully penetrate these markets is uncertain. If our international operations are unsuccessful, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

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

     .    Political instability or changes in government policy;

     .    Restrictions on the import and export of certain technologies;

     .    Lower protection for intellectual property rights;

     . Seasonal reductions in business activity during the summer months, particularly in Europe;

     .    Potentially adverse tax consequences;

     . Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

     .    Requirements of a locally domiciled business entity;

     . Regional variations in adoption and growth of new technologies served by our products; and

     . Potential impact on the above factors of the failure, success, or variability between countries of acceptance of the Euro monetary unit, and other European Union initiatives.

   WE HAVE ACQUIRED OTHER BUSINESSES AND WE MAY MAKE ADDITIONAL ACQUISITIONS OR ENGAGE IN JOINT BUSINESS VENTURES THAT COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In July 2001 we completed the acquisition of Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks, and in February 2002 we completed the acquisition of certain OSS assets from Nortel Networks business that added service activation and other products to our product portfolio. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

     . Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

     . Potential difficulties in completing in-process research and development projects;

     . Difficulty integrating new businesses and operations in an efficient and effective manner;

     . Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

     . Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

     . Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

     .    Potential loss of key employees of the acquired businesses;

     . Risk that we will be unable to integrate the products and corporate cultures of the acquired business; and

     . Risk of diverting the attention of senior management from the operation of our business;

     .    Risk of entering new markets in which we have limited experience; and

     . Future revenues and profits from acquisitions and investments may fail to achieve expectations.

     Our inability to successfully integrate acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our results of operations and financial condition. Also, our existing stockholders may be diluted if we finance the acquisitions by issuing equity securities.

   THE VALUE OF OUR ASSETS MAY BECOME IMPAIRED.

     Should our marketing and sales plan not materialize in the near term, the realization of our intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements contained in this report have been prepared based on management's estimates of realizability, and these estimates may change in the future due to unforeseen changes in our results or market conditions.

   FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We cannot predict the effect, if any, that future sales of our common stock by us, or the availability of shares of our common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock.

   OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

     The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of order processing, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner, we could experience:

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

   OUR LIMITED ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE, AND WE MAY BE FOUND TO INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

     Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to assess and protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These risks may be increased by the addition of intellectual property assets through business or product acquisitions. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. We also may choose to forgo the costs and related benefits of certain intellectual property benefits in some of these jurisdictions.

   OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

     . Revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

     .    Announcements of technological innovations by us or our competitors;

     . Acquisitions of new products or significant customers by us or our competitors;

     . Developments with respect to our patents, copyrights or other proprietary rights of our competitors;

     . Changes in recommendations or financial estimates by securities analysts;

     .    Rumors or dissemination of false and/or unofficial information;

     .    Changes in management;

     . Stock transactions by our management or businesses with whom we have a relationship;

     .    Conditions and trends in the software and communications industries;

     . Announcement of acquisitions or other significant transactions by us or our competitors;

     .    Adoption of new accounting standards affecting the software industry;
          and

     .    General market conditions, including geopolitical events.

     Fluctuations in the price of our common stock may expose us to the risk of securities lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

   Provisions Of Our Charter Documents, Delaware Law and Our Stockholder Rights Plan Could Discourage a Takeover You May Consider Favorable Or the Removal Of Our Current Management.

     Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

     .    Authorize the issuance of "blank check" preferred stock;

     . Provide for a classified board of directors with staggered, three-year terms;

     .    Prohibit cumulative voting in the election of directors;

     . Prohibit our stockholders from acting by written consent without the approval of our board of directors;

     .    Limit the persons who may call special meetings of stockholders; and

     . Establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group attempting to acquire us without conditioning the offer on our redemption of the rights. As a result, our stock price may decrease and you might not receive a change of control premium over the then-current market price of the common stock.

ITEM 2.     PROPERTIES

     We lease two buildings in an office park in Plano, Texas, that total approximately 160,000 square feet, and we own an adjacent, undeveloped lot available for expansion. These buildings are used as our headquarters under a lease that expires in 2010. In addition, we lease facilities and offices in Englewood, Colorado; Chicago, Illinois; McLean, Virginia; Atlanta, Georgia; Montreal, Canada; Rio de Janero, Brazil; Nice, France and Leige, Belgium. As a result of our February 2002 acquisition we also now have leased facilities in Huntsville, Alabama; Covents Garden and Reading, England; Munich, Germany; and Toronto, Canada. Lease terms for all our locations expire at various times through February 2010.

ITEM 3.     LEGAL PROCEEDINGS

     On November 1, 2001, Bernstein Liebhard & Lifshitz, LLP announced that it had filed a class action suit in the United States District Court for the Southern District of New York against MetaSolv Software, Inc., Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., Jeffries & Company, Inc., James P. Janicki, and Glenn A. Etherington, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and alleging violations of
Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and Jeffries & Company, Inc. The named plaintiff is Colbert Birnet, L.P. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. The plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

     We intend to vigorously defend the action, which is being coordinated with over three hundred nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. We believe that the suit is without merit and that we and our officers have fully complied with applicable laws and regulations. We do not expect this action will impact our operations, financial results, or public perception in any material way.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No information is required in response to this Item, as no matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET FOR THE registrant's COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     Our common stock is traded on The Nasdaq Stock Market (Nasdaq) under the symbol MSLV. Prices per share reflected in the following table represent the range of high and low sales prices reported by The Nasdaq Stock Market for the quarters indicated.

                                                        Fiscal 2001                            Fiscal 2000
                                                        -----------                            -----------
                                                   High              Low                  High              Low
                                                   ----              ---                  ----              ---
March 31.................................         $24.63            $7.00               $126.00           $45.88
June 30..................................          14.81             7.00                 60.00            30.25
September 30.............................           8.30             5.00                 55.50            29.50
December 31..............................           9.10             5.71                 40.75             6.75

     We have not paid cash dividends on our common stock, and do not plan to pay cash dividends to our stockholders in the near future. We are not bound by any contractual terms that prohibit or restrict the payment of dividends; however, we presently intend to retain our earnings to finance the future growth of the business.

     As of February 28, 2002, we had approximately 8,250 beneficial stockholders, including approximately 103 stockholders of record. On February 28, 2002, the closing price of our common stock on Nasdaq was $6.07 per share.

     On July 20, 2001, MetaSolv Canada Holdings Inc., our wholly-owned subsidiary incorporated under the laws of Nova Scotia, acquired all of the outstanding shares of capital stock of Lat45 Information Systems Inc. as set forth in a Share Purchase Aagreement dated July 20, 2001. The consideration paid to the Lat45 Information Systems Inc. shareholders in connection with the acquisition consisted of approximately $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc., valued at $2.8 million. In accordance with their terms, the exchangeable shares of MetaSolv Canada Holdings Inc. may be exchanged by the holders of the shares for a period of five years.

     The holders of the exchangeable shares have the right to acquire shares of our common stock upon the exchange of the exchangeable shares of MetaSolv Canada Holdings Inc. Exchange of the exchangeable shares of MetaSolv Canada Holdings Inc., for our common stock is governed by the terms of the exchangeable shares and by an Exchange Agreement dated July 20, 2001.

     None of the Lat45 Information Systems Inc., shareholders who received exchangeable shares of MetaSolv Canada Holdings Inc. were "U.S. persons" as that term is defined in Regulation S promulgated under the Securities Act of 1933. The issuance of the exchangeable shares by MetaSolv Canada Holdings Inc., was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Regulation S. In addition, the issuance of shares of our common stock upon exchange of the exchangeable shares of MetaSolv Canada Holdings Inc. will be exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Regulation S.

     We did not receive any proceeds from the transactions consummated pursuant to the Share Purchase Agreement dated July 20, 2001.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table contains certain selected financial data that should be read in conjunction with our consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data for the years presented has been derived from our audited financial statements.

                                                                           Years Ended December 31,
                                                       -----------------------------------------------------------------
                                                          2001A         2000         1999         1998         1997
                                                          ----          ----         ----         ----         ----
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations Data:
     Total revenues..............................      $  118,846    $ 131,877    $  73,007    $  42,576    $   9,299
     Gross profit................................          87,945       93,140       46,073       26,475        6,717
     Income (loss) from operations...............           2,971       18,388        3,718         (508)          65
     Net income (loss)...........................           2,717       16,043        2,645         (186)         120
     Earnings (loss) per share of common stock:
         Basic...................................      $     0.07    $    0.45    $    0.17    $   (0.02)   $    0.01
         Diluted.................................      $     0.07    $    0.40    $    0.08    $   (0.02)   $    0.00

Consolidated Balance Sheet Data:
     Cash and cash equivalents...................      $   80,658    $  93,695    $ 112,341    $   7,984    $   3,639
     Working capital.............................         132,768      130,650      108,917        9,761        2,393
     Total assets................................         188,017      197,628      147,216       26,527       11,940
     Total current liabilities...................          26,456       48,403       28,291       11,935        5,346
     Redeemable convertible preferred stock......              --           --           --       12,610        2,610
     Total stockholders' equity..................      $  161,173    $ 148,950    $ 118,615    $   1,826    $   1,939

                                                                              Quarters Ended
                                                       -------------------------------------------------------------
                                                        December 31     September 30*      June 30       March 31
                                                        -----------     ------------       -------       --------
                                                                   (In thousands except per share data)
Unaudited Quarterly Consolidated Financial Data:
2001:
     Total revenues..............................      $   18,712      $   23,632           $37,696       $38,806
     Gross profit................................          13,478      $   17,789            28,194        28,484
     Income (loss)  from operations..............          (2,021)         (7,007)            5,692         6,307
     Net income (loss) ..........................            (521)         (6,404)            4,527         5,115
     Earnings (loss) per share of common stock:
         Basic ..................................      $    (.01)      $     (.17)          $   .12       $   .14
         Diluted.................................      $    (.01)      $     (.17)          $   .12       $   .13

2000:
     Total revenues..............................      $   37,804      $   35,786           $32,297       $25,990
     Gross profit................................          27,333          25,959            21,933        17,915
     Income from operations......................           6,064           5,347             4,298         2,679
     Net income..................................           5,033           4,686             3,745         2,579
     Earnings per share of common stock:
         Basic ..................................      $      .14      $      .13           $   .11     $     .07
         Diluted.................................      $      .13      $      .12           $   .09     $     .06

     * The third quarter of 2001 includes unusual charges of $3.1 million for restructuring costs and $2.9 million of in-process research and development expense which are included in the determination of operating income. The net loss for the third quarter of 2001 includes the $3.1 million of restructuring charges, $2.9 million of in-process research and development expense, and $3.4 million of write-downs for equity investments, net of a tax benefit of $3.0 million related to those items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading global provider of operational support system (OSS) software solutions that help communications providers and businesses manage their next-generation networks and services. Our products automate key communications management processes, from network planning and engineering to operations and customer care. Our products enable communications providers to increase revenue and reduce costs through more efficient management of network resources, quick deployment of communication services, and delivery of superior customer service. We derive substantially all of our revenue from the sale of software licenses, related professional services, and support of our packaged software to communications services providers.

     The communications provider industry experienced significant financial weakness during 2001, and corporate consolidations affected a number of our customers. These consolidations caused revenues from some customers to decline or cease, while it strengthened and increased revenue from others. It also reduced the number of potential new sales opportunities for our products. Our number of active customers decreased from 109 at December 31, 2000, to 90 at December 31, 2001, primarily due to customers who have suffered financial problems. Our February 2002 acquisition increased the number of our active customers to more than 150.

   CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 1 to the consolidated financial statements in this report describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results may differ from these estimates. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

     We generally recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the "residual method" as required by SOP 98-9, deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software's performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

     Licensing and service terms are typically covered by signed orders that reference our master agreement with the customer. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment over extended periods. Generally when less than 50% of the arrangement fee is billed at the inception of the arrangement, or the installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all revenue recognition criteria have been met.

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

     Service revenues consist principally of software implementation, consulting and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with our system integrator partners to provide implementation-consulting services to our customers. We primarily offer and expect to continue to offer the majority of our services on an hourly basis. We also offer several fixed-price consulting packages, primarily for repeatable solutions.

     Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. Our process for tracking progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately.

     Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimates in the period the revisions are determined.

     We normally ship our software and perform services shortly after we receive orders. As a result, our quarterly financial results are largely dependent on orders received during that period.

     We do not recognize revenue in cases where a customer's ability to pay is not probable. Our method for identifying such situations is primarily through our collections process. When we have indications that a customer is facing financial difficulty we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry among other factors. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

     We evaluate our long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of any assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   ACQUISITIONS

     On July 20, 2001, we acquired all of the outstanding shares of capital stock of Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. Our acquisition of Lat45 Information Systems Inc. allows us to use graphical geospatial (geographic) technology to expand a service provider's capabilities in network planning and engineering functions and extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. We offer this product under the brand, MetaSolv Network and Service Planning(TM), both as a separate product and integrated with the MetaSolv Solution. The aggregate purchase price was approximately $9.0 million consisting of $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc., which are exchangeable for our shares on a one-to-one basis.

     On February 1, 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio with a leading carrier-class (highly scalable and reliable) service activation product, and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol
(IP), data, and wireless communications. As a result of the acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities on closing.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

                                                   Year Ended December 31,                % Of Dollar Changes
                                                  -----------------------
                                                2001        2000        1999           2000-2001    1999-2000
                                                ----        ----        ----           ---------    ---------
Revenues:
     License............................          58%          54%       53%               (4%)         85%
     Service............................          42%          46%       47%              (16%)         76%
                                                ----         ----       ---
         Total revenues.................         100%         100%      100%              (10%)         81%

Cost of revenues:
     License............................           5%           4%        2%               20%         198%
     Amortization of intangible assets .           1%          --        --                n.m.         --
     Service............................          20%          25%       35%              (31%)         33%
                                                ----         ----       ---
         Total cost of revenues.........          26%          29%       37%              (20%)         44%
                                                ----         ----       ---

Gross profit............................          74%          71%       63%               (6%)        102%

Operating expenses:
     Research and development...........          26%          24%       23%               --           85%
     Sales and marketing................          23%          19%       20%                9%          71%
     General and administrative.........          17%          14%       15%               10%          71%
     Restructuring costs ...............           3%          --        --                n.m.         --
     In-process research and development           2%          --        --                n.m.         --
                                                ----         ----       ---
         Total operating expenses.......          71%          57%       58%               14%          76%

Income from operations..................           2%          14%        5%              (84%)        395%
Loss on investments ....................           3%          --        --                n.m.         --
Interest and other income, net ........            5%           6%        1%              (29%)        932%
                                                ----         ----       ---

Income before taxes.....................           4%          20%        6%              (81%)        484%
Income tax expense......................           2%           8%        2%              (78%)        451%
                                                ----         ----       ---
Net income..............................           2%          12%        4%              (83%)        507%

n.m. -  not meaningful

Revenues

     Total revenues in 2001 were $118.8 million, compared to $131.9 million in 2000 and $73.0 million in 1999, representing a 10% year over year decrease in 2001 and an 81% year over year increase in 2000. The decrease in revenues during the most recent fiscal year is primarily related to fewer sales to new customers and, to a lesser extent, fewer follow-on sales to existing customers. We attribute the lower number of sales to overall lower capital spending in the communications industry. The sales slowdown adversely affected our license and implementation consulting revenue in 2001, while the impact was partially offset by a 33% increase in maintenance revenues. The increase in revenues between 1999 and 2000 resulted from an increase in the number of sales of software and related services to new customers, and also to higher follow-on sales of software modules, user licenses and related services to our existing customer base.

     License fees. License fee revenues decreased 4% to $68.4 million in 2001 from $71.6 million in 2000, after increasing 85% from $38.8 million in 1999. License revenue in the second half of 2001 was 60% below the first half. The decline in license fee revenues during 2001 is primarily due to fewer sales to new customers, and also to lower sales of modules and additional user seats to existing customers, where business contraction and their staff reductions have reduced their need for additional near-term capacity. Our product pricing remained relatively stable during 2001.

     The increase in license revenue from 1999 to 2000 was largely due to a 33% increase in the number of customers using our products, larger license sales to new customers, and a 40% increase in follow-on sales of additional software modules and user licenses to existing customers.

     We contracted with 10 new license customers during 2001, compared to 52 in 2000, not including new customers obtained through acquisition of the Lat45 Information Systems Inc. business in July 2001. While we expect weak market conditions to continue in the near-term, we ultimately expect our order activity and revenue will increase due to our more extensive product portfolio resulting from our February 2002 acquisition.

     We believe that the lower order activity we have experienced in recent months, as well as the 4% decline in license revenue in 2001, is related to an overall slowdown in communications infrastructure spending by our potential customers.

     Services. Revenues from services were $50.4 million in 2001 compared to $60.2 million in 2000 and $34.2 million in 1999, representing a 16% year over year decrease in 2001 and a 76% year over year increase during 2000. The decline in service revenues during the most recent fiscal year was due to a 54% decline in consulting and education services, partially offset by a 33% increase in maintenance revenue.

     Consulting and education services revenue was $15.5 million in 2001, $34.0 million in 2000, and $23.7 million in 1999. The decline in 2001 from 2000 in consulting and education services revenue was largely due to fewer new customer implementations related to fewer new license product sales and, to a lesser extent, lower spending by our existing customers on upgrades, product integrations and training of their employees. Our consulting revenue is also adversely affected by the increasing ability of alliance partners to provide consulting services directly to our customers, and license product enhancements and tools that shorten software implementation and upgrade times for our customers.

     Our consulting and education services revenue will continue to be dependent on sales of new license products requiring implementations, and our customers' spending for enhancements and integrations that make their business more efficient.

     Post-contract customer support, or maintenance revenues, increased to $34.9 million in 2001 from $26.3 million in 2000, and $10.5 million in 1999, representing year over year increases in 2001 and 2000 of 33% and 150%, respectively. The increases in maintenance revenue are due to a higher cumulative base of license products that we support. The number of customers from whom we recognize maintenance revenue declined 12% between the fourth quarter of 2001 and the year-ago period, largely due to consolidation among some of our customers and financial failure of others. The decline in the number of customers was most evident during the first half of 2001, and relatively stable during the second half of the year. The customer losses tended to be our smaller revenue accounts, while same-customer maintenance revenue from our remaining customers in 2001 increased over 2000, primarily due to their growth of operations and their follow-on purchases of our products.

     We expect maintenance revenue to continue to increase in 2002 as our customer base increases with the inclusion of our support for customers using our newly acquired products, and also from additional maintenance-bearing license sales to new and existing customers. However, we also expect continued consolidations and financial weakness in some customers, and this may adversely impact their ability to pay for maintenance support.

     Concentration of Revenues. In 2001, our top ten customers represented 36% of our total revenue, with no one customer accounting for more than 6% of revenue. However, in any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

     International Revenues. We recognized $26.9 million of revenue during 2001 from sources outside the United States, representing 23% of total revenue, up from 9% in 2000. We expect our international revenues to increase by a higher percentage than domestic sales during the next twelve months due to our February 2002 acquisition which brought an established European base of customers and local sales and support infrastructure, and also due to our product enhancements that specifically address the needs of European, Latin American and Asian customers.

Cost of Revenues

     License Costs. License costs consist primarily of royalties for third party software that is used to develop or is embedded in our products, and for product features that were originally developed for specific customers. These software components are now included in our software and payments are made to the original companies that funded the development of those components. Licensing costs also includes costs of packaging materials and the production of software media and documentation.

     License costs were $6.1 million in 2001, $5.1 million in 2000 and $1.7 million in 1999, representing 9%, 7% and 4% of license revenue in each year, respectively. The increases in license costs in 2001 and 2000, as a percentage of license revenue, were primarily due to royalty expenses for use of third party e-commerce software that we embedded in some of our products. In July 2001 we replaced this royalty-based agreement with a one-time payment for a perpetual license, thus reducing royalty expense as a percentage of license revenue. We expect future license costs to be between 6% and 7% of license revenue as we add and sell our newly acquired OSS products in 2002. We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it would increase our cost of license revenues.

     Amortization of Intangible Assets. For the year ended December 31, 2001, cost of revenues includes a $1.4 million charge for amortization of intangible assets. This amortization consists of $0.9 million of purchased technology rights and $0.5 million attributable to customer contracts purchased from Lat45 Information Systems Inc. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from nine months to thirty-six months.

     Service Costs. Service costs consist primarily of costs associated with providing consulting, training and customer support (maintenance) services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontract arrangements.

     Service costs were $23.3 million in 2001, $33.6 million in 2000 and $25.2 million in 1999, representing 46%, 56% and 74% of service revenues in each year, respectively. The decline in service costs in 2001 was primarily due to lower use of subcontracted consultants related to lower demand for consulting services, partially offset by increased costs for customer support. The decrease in service costs as a percentage of service revenues was primarily due to the relatively higher proportion of higher-margin maintenance revenues, compared to consulting and training revenues.

     We expect future service costs to increase due to growth in staffing to meet demand for services related to supporting our increasing customer base and additional products in 2002. Services costs are also expected to increase as we strengthen product support for overseas customers. Services margins as a percent of services revenue is expected to decline somewhat during 2002 as consulting revenues increase relative to maintenance revenues.

Operating Expenses

     Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs, and the associated infrastructure costs required to support product development. Product research and development expenses during 2001 and 2000 were both $31.3 million, up from $17.0 million in 1999, representing 26%, 24% and 23% of total revenues in each year, respectively. While our research and development investment in 2001 was equal to our investment in 2000, the investment in

2001 reflects an 18% increase in research and development employees and a 52% decline in contracted development spending. During 2001, our research and development investments were focused on new products and enhancements to address next-generation communications networks, new features to address the needs of multinational communications providers and user-group defined product enhancements. The increase in research and development expense between 1999 and 2000 was due to additional engineering personnel and contracted development expenses required to create enhancements for communications networks utilizing newer technologies, adapting our software for international differences in data formats, standards and language, and also for significant architecture improvements.

     We expect that our future investment in product development will continue to increase as we integrate the newly acquired OSS products to our portfolio, address emerging communications technologies in our products, and migrate our products to an integrated, modular suite. The modular structure of our products allows communications service providers to implement our product functionality in phases, depending on their needs, to realize near-term value and the longer-term benefits of an overall integrated system of our products.

     Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses were $26.8 million in 2001, $24.5 million in 2000, and $14.3 million in 1999, representing 23%, 19% and 20% of revenues in each year, respectively. Sales and marketing expenses increased each year primarily due to the expansion of our sales and marketing staff, increased commission expense, and increased travel costs, coupled with higher expenses related to our expansion into Europe and Latin America. The increase in sales and marketing expenses as a percentage of revenues between 2000 and 2001 was due to the lower revenue in 2001. We expect that our sales and marketing expenses will continue to increase, particularly due to the integration of our sales and marketing teams with those from our recent acquisition, and as we increase our presence in Europe and Latin America.

     General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management not directly allocated to other departments. General and administrative expenses were $20.7 million in 2001, $18.9 million in 2000 and $11.1 million in 1999, representing 17%, 14% and 15% of revenues in each year, respectively. The increase in general and administrative expenses resulted primarily from a higher provision for doubtful accounts which increased to $8.6 million in 2001 from $6.8 million in 2000 and $1.8 million in 1999, and also due to staff increases in information systems and administrative functions to support the increased scale of our operations. We expect general and administrative expenses to continue to increase to support business growth, particularly support for the acquired products and our international operations. We expect general and administrative expenses to decline as a percentage of revenues as we increase administrative staffing proportionately less than expected revenue increases, and from relatively smaller provisions for bad debt.

     Restructuring Costs. In July 2001, we announced a corporate restructuring, and in the quarter ended September 30, 2001, we recorded a pre-tax restructuring charge of $3.1 million. This charge consisted of $2.0 million for a reduction in force of approximately 100 people, and approximately $1.1 million for lease commitments for certain field offices being closed and related fixed asset write-downs. The restructuring was in response to lower software license bookings and the expectation of lower revenues in the third and fourth quarters of 2001. We expect approximately $7.0 million of annualized savings from this restructuring program. Approximately $1.0 million is included in accrued liabilities, related primarily to future minimum lease commitments, which expire in 2004. We will have additional restructuring costs during the first quarter of 2002 to align with market conditions and eliminate redundant operations that resulted from our February 2002 acquisition.

     In-Process Research and Development. In connection with our acquisition of Lat45 Information Systems Inc., we recorded a pre-tax charge of $2.9 million for acquired in-process research and development (IPR&D) during the quarter ended September 30, 2001. At the date of this acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the IPR&D project. It is anticipated that remaining costs to complete the projects will be approximately $1.4 million and project release dates will range from the fall of 2002 through spring of 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

Loss on Investments

     During the quarter ended September 30, 2001, we determined that the decline in fair value of two equity investments below their carrying value was other than temporary. Accordingly, we recorded a pre-tax charge of $3.4 million to write down the value of investments, based on an independent appraisal.

Interest and Other Income, Net

     Interest and other income, primarily consisting of interest income and interest expense, was $5.4 million in 2001, $7.7 million in 2000 and $0.7 million in 1999. The decrease in interest and other income from 2000 to 2001 was primarily due to lower interest rates earned on invested balances, partially offset by higher cash and marketable security balances during 2001. The increase in interest and other income in 2000 from 1999 was primarily the result of interest and dividends earned on higher cash and marketable securities balances resulting from our initial public offering in November 1999.

Income Tax Expense

     Income tax expense was $2.2 million in 2001, $10.0 million in 2000 and $1.8 million in 1999. As a percentage of income before taxes, income tax expense was 45.2% in 2001, 38.4% in 2000, and 40.7% in 1999. The increase in the effective tax rate during 2001 was due principally to the in-process research and development write-off that is not deductible for tax purposes. Tax expense as a percentage of pre-tax income differs from the federal statutory rate primarily due to these nondeductible costs and state taxes, partially offset by estimated tax credits in 2001. The 1999 tax expense rate also includes a non-recurring state tax adjustment.

Net Income

     We recorded net income of $2.7 million during 2001, or $0.07 per share of common stock. This compares to $16.0 million net income in 2000 and $2.6 million net income in 1999, or $0.40 and $0.08 per diluted share in each year, respectively. On a pre-tax basis, 2001 net income includes:

     . Lat45 Information Systems Inc. acquisition related charges of $4.3 million, including $2.9 million in in-process research and development costs, and $1.4 million in amortization of intangible assets;

     .    Restructuring charges during the third quarter of $3.1 million;

     .    Write-down of equity investments of $3.4 million; and

     .    Tax benefit of $3.0 million for these items.

     Excluding these items, earnings per share on a pro forma basis were $0.27 per diluted share, compared to $0.40 in 2000.

Liquidity and Capital Resources

     At December 31, 2001, our primary sources of liquidity were $80.7 million in cash and cash equivalents, and $56.9 million in marketable securities, totaling $137.6 million and representing 73% of total assets. We have invested our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $4.9 million, from $142.5 million at year-end 2000, due to the expenditures incurred to acquire Lat45 Information Systems Inc. and other operating assets.

     Cash provided by operating activities was $5.2 million during 2001, compared to $36.1 million in 2000 and $10.4 million in 1999. The $5.2 million in cash from 2001 operating activities resulted from our $2.7 million of net income, adjusted for the following non-cash items included in net income: depreciation and amortization expense of $5.5 million, stock compensation expense of $0.4 million, income tax related adjustments of $1.2 million, write-downs of investment assets of $3.4 million, and purchased in-process research and development expense of $2.9 million, and a reduction in operating assets and liabilities of $11.0 million, primarily from lower deferred revenue, accounts payable, and accrued liabilities.

     Deferred revenue consists primarily of prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement, and also includes customer payments that we have received for license products and services yet to be performed. Deferred revenues were $9.1 million as of December 31, 2001, compared to $24.0 million at December 31, 2000, reflecting a decrease in prepaid license contracts, largely related to release of our MetaSolv Solution 5.0 in April 2001 that some customers had ordered in 2000. The reduction in deferred revenue also reflects lower prepaid amounts for maintenance contracts due to some customers converting to quarterly payments to conserve their cash, and the inability of some customers to continue their maintenance contracts due to their financial difficulties.

     Accounts receivable, net, decreased from $24.0 million at the end of 2000 to $12.9 million as of December 31, 2001. The $11.1 million decrease in receivables compares to the $19.1 million decrease in quarterly revenue in the quarter ended December 31, 2001, from a year ago.

     Net cash used for investing activities was $20.9 million in 2001, comprised of $8.0 million in purchases of marketable securities, $6.8 million for the Lat45 Information Systems Inc. acquisition, and $6.1 million in capital expenditures for computing hardware and software, furniture, leasehold improvements and other operating assets. Net cash used for investing activities in 2000 and 1999 was $60.2 million and $7.1 million, respectively. We have no unusual capital commitments at December 31, 2001, and our principal commitments consist of obligations under operating leases described in Note 8 of the accompanying consolidated financial statements.

     Net cash provided from financing activities was $2.6 million, $5.4 million, and $101.1 million in 2001, 2000, and 1999, respectively. The decrease in net cash from financing activities from 2000 to 2001 was due to lower proceeds from the exercise of stock options and employee stock purchases and the purchase of treasury stock in the first quarter 2001. Net cash from financing activities in 1999 included $100.4 million in proceeds from the initial public offering of our common stock.

     We acquired certain OSS assets from Nortel Networks in February 2002 for $35 million in cash and the assumption of certain liabilities on closing.

     We believe that our cash flows generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. From time to time, we evaluate potential acquisitions of complementary businesses, products and technologies. Should cash balances be insufficient to complete one of these acquisitions, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

     We adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill that was acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142.

     Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income. Since we had not completed any acquisitions prior to June 30, 2001, we had no purchased intangible assets or goodwill that were being amortized prior to January 1, 2002. We completed our acquisition of Lat45 Information Systems Inc. in July of 2001 and recorded $6.4 million of goodwill, which is not being amortized pursuant to the provisions of this Standard. We are currently evaluating the impact of the transitional impairment requirements of this Standard, but the impact of its adoption is not expected to have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. We are currently evaluating the requirements of this Standard, but the impact of its adoption, if any, is not expected to be material to our results of operations or financial position.

     In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods should be reclassified. In the accompanying financial statements for each of the three years ended December 31, 2001, out of pocket expenses incurred have been offset against amounts billed to customers and must be reclassed as service revenue in the financial statements for fiscal year 2002. The impact of its adoption is not expected to be material to our results of operations or financial position.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 2001, the weighted average pre-tax interest rate on the investment portfolio is approximately 2.4%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position.

     We do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position. During 2001, had these rates averaged 10% more than in 2000, there would have been no material impact on our results of operations or financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                         ----

Independent Auditors' Report............................................  33

Consolidated Balance Sheets as of December 31, 2001 and 2000............  34

Consolidated Statements of Operations for the Years Ended
   December 31, 2001, 2000 and 1999 ....................................  35

Consolidated Statements of Stockholders' Equity and Comprehensive
   Income for the Years Ended December 31, 2001, 2000 and 1999..........  36

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999.....................................  37

Notes to Consolidated Financial Statements..............................  38

Supplemental Schedule:

Schedule II-- Valuation and Qualifying Accounts.........................  48


Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
MetaSolv, Inc.:

We have audited the accompanying consolidated balance sheets of MetaSolv, Inc. and subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


KPMG LLP
Dallas, Texas
February 12, 2002

                                 METASOLV, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                 (In thousands, except share and per share data)

                                                                                          December 31,
                                                                                 --------------------------------
                                                                                    2001                  2000
                                                                                 ----------            ----------
                                     Assets
Current assets:
     Cash and cash equivalents.............................................      $   80,658            $   93,695
     Marketable securities ................................................          56,919                48,843
     Trade accounts receivable, less allowance for doubtful accounts
       of  $3,171 in 2001 and $5,200 in 2000  .............................          12,913                23,994
     Unbilled receivables..................................................             617                 1,510
     Prepaid expenses......................................................           2,095                 6,090
     Deferred tax assets and other current assets..........................           6,022                 4,921
                                                                                 ----------            ----------
         Total current assets..............................................         159,224               179,053
Property and equipment, net................................................          16,586                14,491
Equity investments ........................................................             571                 4,000
Goodwill and other intangible assets ......................................          10,990                    --
Other assets ..............................................................             646                    84
                                                                                 ----------            ----------
         Total assets......................................................      $  188,017            $  197,628
                                                                                 ==========            ==========
                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable......................................................      $    3,663            $    7,910
     Accrued expenses......................................................          13,679                16,468
     Deferred revenue......................................................           9,114                24,025
                                                                                 ----------            ----------
         Total current liabilities.........................................          26,456                48,403
Deferred income taxes .....................................................             388                   275

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued or outstanding ..................................                  --                    --
   Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 37,422,649 in 2001, and
     35,930,345 in 2000................................................                 187                   180
   Additional paid-in capital..............................................         139,750               130,522
   Deferred compensation...................................................            (154)                 (300)
   Accumulated other comprehensive income .................................             125                    --
   Retained earnings ......................................................          21,265                18,548
                                                                                 ----------            ----------
         Total stockholders' equity........................................         161,173               148,950
                                                                                 ----------            ----------
         Total liabilities and stockholders' equity........................      $  188,017            $  197,628
                                                                                 ==========            ==========

          See accompanying notes to consolidated financial statements.

                                 METASOLV, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                                   --------------------------------------
                                                                      2001           2000           1999
                                                                      ----           ----           ----
Revenues:
     License................................................       $  68,412       $  71,632     $ 38,788
     Service................................................          50,434          60,245       34,219
                                                                   ---------       ---------     --------
         Total revenues.....................................         118,846         131,877       73,007
                                                                   ---------       ---------     --------

Cost of revenues:
     License................................................           6,141           5,124        1,719
     Amortization of intangible assets .....................           1,417              --           --
     Service................................................          23,343          33,613       25,215
                                                                   ---------       ---------     --------
         Total cost of revenues.............................          30,901          38,737       26,934
                                                                   ---------       ---------     --------

Gross profit................................................          87,945          93,140       46,073
                                                                   ---------       ---------     --------

Operating expenses:
     Research and development...............................          31,346          31,304       16,952
     Sales and marketing ...................................          26,815          24,545       14,331
     General and administrative ............................          20,731          18,903       11,072
     Restructuring costs ...................................           3,142              --           --
     In process R&D write-off ..............................           2,940              --           --
                                                                   ---------       ---------     --------
         Total operating expenses...........................          84,974          74,752       42,355
                                                                   ---------       ---------     --------
Income from operations......................................           2,971          18,388        3,718
Interest and other income, net..............................           5,419           7,659          742
Loss on investments ........................................          (3,429)             --           --
                                                                   ----------      ---------     --------

Income before taxes ........................................           4,961          26,047        4,460
Income tax expense .........................................           2,244          10,004        1,815
                                                                   ---------       ---------     --------
Net income .................................................       $   2,717       $  16,043     $  2,645
                                                                   =========       =========     ========

Earnings per share of common stock:
     Basic..................................................       $    0.07       $    0.45     $   0.17
                                                                   =========       =========     ========
     Diluted................................................       $    0.07       $    0.40     $   0.08
                                                                   =========       =========     ========

          See accompanying notes to consolidated financial statements.

                                 METASOLV, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except share amounts)

                                           Convertible
                                         Preferred stock          Common stock             Treasury stock       Additional
                                      --------------------    ---------------------     --------------------      paid-in
                                        Shares      Amount       Shares      Amount      Shares       Amount      capital
                                      ----------    ------    -----------    ------     --------     -------     ---------
Balance, December 31, 1998 .......     6,650,000     $ 18      11,646,580     $  58           --     $    --     $   1,890

   Net income ....................            --       --              --        --           --          --            --
   Exercise of stock options .....            --       --         862,448         4           --          --           775
   Issuance of common stock ......            --       --       5,750,000        29           --          --       100,374
   Purchase of treasury stock ....            --       --              --        --       24,000         (14)           --
   Conversion of redeemable
     convertible preferred stock .            --       --       9,595,306        48           --          --        12,562
   Conversion of convertible
     preferred stock .............    (6,650,000)     (18)      6,650,000        33           --          --           (58)
   Tax benefit from disqualifying
     dispositions ................            --       --              --        --           --          --           356
   Stock compensation ............            --       --              --        --           --          --           656
   Amortization of deferred
     compensation ................            --       --              --        --           --          --            --
                                      ----------     ----     -----------     -----     --------     -------     ---------

Balance, December 31, 1999 .......            --       --      34,504,334       172       24,000         (14)      116,555

   Net income ....................            --       --              --        --           --          --            --
   Exercise of stock options .....            --       --       1,212,662         7           --          --         1,655
   Issuance of common stock for
     ESP .........................            --       --         213,349         1           --          --         3,348
   Purchase of treasury stock ....            --       --              --        --        1,440          (1)           --
   Reissuance of treasury stock ..            --       --              --        --      (25,440)         15           374
   Tax benefit from disqualifying
     dispositions ................            --       --              --        --           --          --         8,614
   Amortization of deferred
     compensation ................            --       --              --        --           --          --            --
   Repayment of subscription note             --       --              --        --           --          --            --
                                      ----------     ----     -----------     -----     --------     -------     ---------

Balance, December 31, 2000 .......            --       --      35,930,345       180           --          --       130,546

   Comprehensive income:
    Net income ...................            --       --              --        --           --          --            --
    Unrealized  gain on marketable
      securities .................            --       --              --        --           --          --            --
    Foreign currency translation .            --       --              --        --           --          --            --

    Total comprehensive income ...            --       --              --        --           --          --            --

   Exercise of stock options .....            --       --         971,626         4           --          --         2,040
   Issuance of common stock for
     ESP .........................            --       --         313,101         2           --          --         2,162
   Issuance of common stock for
     acquisition .................            --       --         366,666         2           --          --         2,803
   Purchase of treasury stock ....            --       --              --        --      163,049      (1,602)           --
   Reissuance of treasury stock ..            --       --              --        --       (3,960)         11            --
   Cancellation of treasury stock             --       --        (159,089)       (1)    (159,089)      1,591        (1,590)
   Tax benefit from  disqualifying
     dispositions ................            --       --              --        --           --          --         3,559
   Stock compensation ............            --       --              --        --           --          --           254
   Amortization of deferred
    compensation .................            --       --              --        --           --          --            --
                                      ----------     ----     -----------     -----     --------     -------     ---------

Balance, December 31, 2001 .......            --     $ --      37,422,649     $ 187           --     $    --     $ 139,774
                                      ==========     ====     ===========     =====     ========     =======     =========

                                                                       Accumulated
                                          Common                         other
                                           stock          Deferred    comprehensive    Retained
                                       subscriptions    compensation     income        Earnings       Total
                                       -------------    ------------     ------        --------     ---------
Balance, December 31, 1998 .......         $ --           $      --        $ --        $   (140)    $   1,826
   Net income ....................           --                  --          --           2,645         2,645
   Exercise of stock options .....          (47)                 --          --              --           732
   Issuance of common stock ......           --             100,403
   Purchase of treasury stock ....           --                  --          --              --           (14)
   Conversion of redeemable
    convertible preferred stock ..           --                  --          --              --        12,610
   Conversion of convertible
     preferred stock .............           --                  --          --              --           (43)
   Tax benefit from disqualifying
     dispositions ................           --                  --          --              --           356
   Stock compensation ............           --                (656)         --              --            --
   Amortization of deferred
     compensation ................           --                 100          --              --           100
                                           ----           ---------        ----        --------     ---------

Balance, December 31, 1999 .......          (47)               (556)         --           2,505       118,615

   Net income ....................           --                  --          --          16,043        16,043
   Exercise of stock options .....           --                  --          --              --         1,662
   Issuance of common stock for
     ESP .........................           --                  --          --              --         3,349
   Purchase of treasury stock ....           --                  --          --              --            (1)
   Reissuance of treasury stock ..           --                  --          --              --           389
   Tax benefit from disqualifying
     dispositions ................           --                  --          --              --         8,614
   Amortization of deferred
     compensation ................           --                 256          --              --           256
   Repayment of subscription note            23                  --          --              --            23
                                           ----           ---------        ----        --------     ---------

Balance, December 31, 2000 .......          (24)               (300)         --          18,548       148,950

   Comprehensive income:
    Net income ...................           --                  --          --           2,717         2,717
    Unrealized  gain on marketable
      securities .................           --                  --         123              --           123
    Foreign currency translation .           --                  --           2              --             2
                                                                                                    ---------
    Total comprehensive income ...           --                  --          --              --         2,842
                                                                                                    ---------
   Exercise of stock options .....           --                  --          --              --         2,044
   Issuance of common stock for
     ESP .........................           --                  --          --              --         2,164
   Issuance of common stock for
     acquisition .................           --                  --          --              --         2,805
   Purchase of treasury stock ....           --                  --          --              --        (1,602)
   Reissuance of treasury stock ..           --                  --          --              --            11
   Cancellation of treasury stock            --                  --          --              --            --
   Tax benefit from  disqualifying
     dispositions ................           --                  --          --              --         3,559
   Stock compensation ............           --                (150)         --              --           104
   Amortization of deferred
    compensation .................           --                 296          --              --           296
                                           ----           ---------        ----        --------     ---------

Balance, December 31, 2001 .......         $(24)          $    (154)       $125        $ 21,265     $ 161,173
                                           ====           =========        ====        ========     =========


          See accompanying notes to consolidated financial statements.

                                  METASOLV, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                           2001            2000           1999
                                                                        ----------     ----------      ---------
Cash flows from operating activities:
   Net income ....................................................      $    2,717     $  16,043       $ 2,645
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...............................           5,462         2,760         1,741
     Stock compensation ..........................................             400           256           100
     Loss on asset disposal ......................................              76            26           180
     Deferred tax benefit ........................................          (2,423)       (2,577)         (583)
     Tax benefit for disqualifying dispositions ..................           3,559         8,614           356
     Loss on investments .........................................           3,429            --            --
     Purchased in-process research and development ...............           2,940            --            --
     Changes in operating assets and liabilities (net of
      effect of acquisition):
       Trade accounts receivable, net ............................          11,125        (7,239)       (5,677)
       Unbilled receivables ......................................             893         2,554        (3,107)
       Other assets ..............................................           3,009        (4,447)       (1,642)
       Accounts payable and accrued expenses .....................         (11,029)        7,781         7,310
       Deferred revenue ..........................................         (14,959)       12,331         9,046
                                                                        -----------    ---------        ------
         Net cash provided by operating activities ...............           5,199        36,102        10,369
                                                                        ----------     ---------        ------
Cash flows from investing activities:
   Purchases of property and equipment ...........................          (6,060)       (7,327)       (7,133)
   Purchase of equity investments ................................             --         (4,000)           --
   Purchase of marketable securities .............................          (7,953)      (48,843)           --
   Acquisition of Lat45 Information Systems Inc. .................          (6,842)           --            --
                                                                        -----------    ---------       -------
         Net cash used in investing activities ...................         (20,855)      (60,170)       (7,133)
                                                                        ----------     ----------      -------
Cash flows from financing activities:
   Borrowings from bank ..........................................              --            --         1,866
   Payments on debt ..............................................              --            --        (1,866)
   Proceeds from initial public offering .........................              --            --       100,403
   Proceeds from issuance of common stock ........................           4,208         5,034           732
   Purchase of treasury stock ....................................          (1,602)           (1)          (14)
   Reissuance of treasury stock ..................................              11           389            --
                                                                        ----------     ---------       -------
         Net cash provided by financing activities ...............           2,617         5,422       101,121

Effect of exchange rate changes on cash ..........................               2            --            --
                                                                        ----------     ---------       -------

Increase (decrease) in cash and cash equivalents .................         (13,037)      (18,646)      104,357
Cash and cash equivalents, beginning of year .....................          93,695       112,341         7,984
                                                                        ----------       -------       -------

Cash and cash equivalents, end of year ...........................      $   80,658     $  93,695      $112,341
                                                                        ==========     =========      +=======
Supplemental disclosures of cash flow information --
Cash paid during the year for:
   Interest ......................................................      $       71     $      48       $   155
                                                                        ==========     =========       =======

   Income taxes ..................................................      $    2,253     $   6,010       $   868
                                                                        ==========     =========       =======

Non-cash investing and financing activities --
   Issuance of common stock for acquisition ......................      $    2,805     $      --       $    --
                                                                        ==========     =========       =======

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2001, 2000 and 1999

1)   Organization and Summary of Significant Accounting Policies

     MetaSolv, Inc. (the "Company"), a Delaware corporation headquartered in Plano, Texas, is a provider of software designed to automate the management of communications networks. Communications service providers using our software are able to efficiently enter, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long distance telephone services, high-speed data services and Internet services, often as a bundled offering. The Company derives substantially all of its revenue from the sale of licenses, related professional services, maintenance and support of packaged software products to convergent communications service providers and, in 2001, began offering the products and services to large enterprises that need to manage their significant internal networks and interfaces to their external service providers.

     a)  Principles of Consolidation

     The consolidated financial statements include the financial statements of MetaSolv, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     b)  Revenue Recognition

     The Company's software products are licensed to customers primarily through the direct sales force. The Company's software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting, and training. On January 1, 2000, the Company adopted the residual method of revenue recognition for these arrangements. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the product has been delivered to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed. The adoption of this method of revenue recognition did not have a material impact on the Company's financial position or results of operation.

     The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management's estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, $151,000 and $2,801,000 as of December 31, 2001 and 2000, respectively, represented billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of total unbilled receivables, $1,204,000 as of December 31, 2000, represented costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

     Accounts receivable include only those amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

     c)  Cash and Cash Equivalents

     Cash equivalents consist of investments in an interest-bearing money market account and commercial paper with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     d)  Marketable Securities and Equity Investments

     Marketable securities at December 31, 2001 consist of $26,200,000 of commercial paper with remaining contractual maturities of 60 days or less, debt securities issued by U.S. government agencies of $24,600,000 with remaining contractual maturities of 12 months or less and $6,100,000 of corporate bonds. Marketable securities are classified as available-for-sale and recorded at fair value. Unrealized gains were $123,000 at December 31, 2001.

     The Company uses the cost method to account for its investments in equity securities. A decline in the market value of any investment deemed to be other than temporary is charged to earnings. During 2001, the Company recorded an impairment charge of $3,429,000 for other than temporary declines in the value of its investments.

     e)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the term of the lease, if shorter. The estimated useful lives are as follows:

                                                     Years
                                                     -----
                Furniture and fixtures                   7
                Computer equipment                       3
                Leasehold improvements                3-11
                Other equipment                        3-7

     f)  Fair Value of Financial Instruments

     The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

     g)  Research and Development Costs

     Research and development costs incurred prior to the establishment of technological feasibility of the product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized. The Company believes its process for developing software is essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

     In connection with the acquisition of Lat45 Information Systems Inc., the Company recorded a charge of $2,940,000 for acquired in-process research and development. At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the in-process research and development projects. It is anticipated that remaining costs to complete the projects will be approximately $1,400,000 and project release dates will range from the fall 2002 through spring 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

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

     k)  Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant.

     l)  Comprehensive Income

     The Company reports comprehensive income in its consolidated statement of stockholders' equity. Comprehensive income represents changes in stockholders' equity from non-owner sources. For the three years ended December 31, 2001, unrealized gains on available-for-sale securities and foreign currency translations were the only items of other comprehensive income for the Company. The unrealized gains on available-for-sale securities for the year ended December 31, 2001 were $123,000. The foreign currency translation amount for the year ended December 31, 2001 was $2,000.

     m)  Foreign Currency Translations

     For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income, a separate component of stockholders' equity.

     n)  Earnings Per Share of Common Stock

     Basic earnings per share are computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all stock options and conversion of all preferred stock that would have had a dilutive effect on earnings per share.

     o)  Stock Split

     On October 28, 1999, the Company consummated a 2 for 1 split of all classes of its common and preferred stock. The financial statements have been adjusted to give retroactive effect to the stock split.

     p)  Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

     q)  Accounting Change

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable intangible assets, separate from goodwill, for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

     The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transition provisions of SFAS No. 142, goodwill acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. The Company's goodwill balance of approximately $6,375,000 is not being amortized as it all relates to acquisitions completed subsequent to June 30, 2001 (see Note 11).

2)   Property and Equipment

       Property and equipment consists of the following (in thousands):

                                                                                   December 31,
                                                                            ---------------------------
                                                                               2001            2000
                                                                               ----            ----

    Property and equipment at cost
         Land ......................................................         $  3,671        $ 3,671
         Computer equipment and software............................           11,291          8,129
         Furniture and fixtures.....................................            3,722          3,134
         Leasehold improvements.....................................            4,475          3,006
         Other equipment ...........................................            1,999          1,281
         Construction in progress...................................              389            668
                                                                              -------        -------
                                                                               25,547         19,889
    Less accumulated depreciation and amortization .................           (8,961)        (5,398)
                                                                             --------       --------
    Property and equipment, net.....................................          $16,586        $14,491
                                                                              =======        =======

3)   Income Taxes

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 consists of the following (in thousands):

                                                     December 31,
                                          ---------------------------------
                                            2001         2000        1999
                                          --------     --------     -------
     Current income tax expense:
   Federal ...........................    $  4,033     $ 10,676     $ 2,055
   Foreign ...........................         (18)         135          --
   State .............................         652        1,770         343
                                          --------     --------     -------
                                             4,667       12,581       2,398
                                          --------     --------     -------
Deferred income tax expense (benefit):
   Federal ...........................      (2,231)      (2,294)       (489)
   State .............................        (192)        (283)        (94)
                                          --------     --------     -------
                                            (2,423)      (2,577)       (583)
                                          --------     --------     -------
Total expense ........................    $  2,244     $ 10,004     $ 1,815
                                          ========     ========     =======

     During 2001, 2000, and 1999 income before income taxes included approximately $27,000, $451,000, and $23,000, respectively, of non-U.S. income. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before taxes in the years ended December 31, 2001 and 2000, and 34 percent in the year ended December 31, 1999, as follows (in thousands):

                                                                                     December 31,
                                                                            -------------------------------
                                                                             2001         2000         1999
                                                                             ----         ----         ----
    Computed "expected" tax expense ..............................          $1,736       $9,116      $1,516
    Expenses not deductible for tax purposes......................             175          167          73
    State and local taxes, net of federal benefit.................             284          932         177
    Acquired in process research and development .................           1,029           --          --
    Research and development tax credits..........................          (1,189)      (1,211)         --
    Other.........................................................             209        1,000          49
                                                                            ------      -------      ------
       Income tax expense ........................................          $2,244      $10,004      $1,815
                                                                            ======      =======      ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                               December 31,
                                                                          --------------------
                                                                            2001         2000
                                                                          -------     --------
     Deferred tax assets:
        Accrued expenses .......................................           $1,274       $1,351
        Allowance for doubtful accounts ........................            1,335        2,006
        R&D credit carryforward ................................            1,645          567
        Investment valuation differences .......................            1,323           --
                                                                          -------     --------
        Total deferred tax assets ..............................            5,577        3,924
                                                                          -------      -------
     Deferred tax liabilities:
        Technology rights ......................................           (1,659)        --
        Property and equipment, due to differences in basis and
          depreciation .........................................              (52)        (275)
                                                                           -------      ------
        Total deferred tax liabilities .........................           (1,711)        (275)
                                                                            -----       ------
           Net deferred tax asset ..............................           $3,866       $3,649
                                                                           ======       ======

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

     The Company has aggregate non-U.S. tax loss carryforwards of approximately $5,200,000 which expire through the year 2008.

4)   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                               December 31,
                                                                          ---------------------
                                                                            2001         2000
                                                                          -------       -------
     Accrued royalties .........................................          $ 4,191       $ 5,308
     Employee compensation .....................................            2,635         5,682
     Income taxes payable.......................................            1,608           190
     Sales tax payable .........................................              286         1,145
     Restructuring expenses ....................................            1,006            --
     Other expenses ............................................            3,953         4,143
                                                                          -------       -------
                                                                          $13,679       $16,468

5)   Convertible Preferred Stock and Redeemable Convertible Preferred Stock

     In 1996, the Company issued 6,458,480 shares of Class B redeemable convertible preferred stock for net cash proceeds of $2,475,000. In 1997, the Company issued 279,680 additional shares of Class B redeemable convertible preferred stock for cash proceeds of $110,000. In 1998, the Company issued 2,857,146 shares of Class C redeemable convertible preferred stock for cash proceeds of $10,000,000. In November 1999, effective with the Company's initial public offering, each share of outstanding convertible preferred stock and redeemable convertible preferred stock was converted to one share of common stock. These share amounts have been adjusted for stock splits in June 1998 and October 1999.

6)   Stock Option Plan and Employee Stock Purchase Plan

     The Company has adopted the MetaSolv, Inc. Long-Term Incentive Plan pursuant to which the Board of Directors may grant stock options to officers and employees. The plan at its adoption authorized grants of options to purchase up to 9,320,000 shares of authorized but unissued common stock. The number of shares issuable under the plan increases by 5% of the Company's outstanding common stock as of January 1 of each of the first five calendar years following adoption of the plan. Accordingly, as of January 1, 2002, the number of shares authorized under the plan increased to 14,711,666. At December 31, 2001, there were 2,153,589 additional shares available for grant under the plan.

     Generally, stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date. The per share weighted-average fair value of stock options granted for the years ended December 31, 2001, 2000 and 1999 was $7.09, $21.13 and $0.99, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.2% for 2001 and 6% for years 2000 and 1999, an expected life of five years, and volatility of 107% for 2001, 80% for 2000 and 0% for 1999.

     The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. The Company recorded deferred compensation of $150,000 in 2001 and $656,000 in 1999 as a result of granting stock options with exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred compensation has been recorded as a component of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred compensation was $296,000, $256,000 and $100,000 in 2001, 2000, and 1999, respectively.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                                    Year ended December 31,
                                                               ---------------------------------
                                                                 2001        2000         1999
                                                                 ----        ----         ----
Net income (loss):
     As reported .....................................         $   2,717   $  16,043    $   2,645
     Pro forma .......................................         $  (3,875)  $  10,921    $   2,194
Earnings (loss) per share of common stock:
     Basic:
         As reported .................................         $    0.07   $    0.45    $    0.17
         Pro forma ...................................         $   (0.11)  $    0.31    $    0.14
     Diluted:
         As reported .................................         $    0.07   $    0.40    $    0.08
         Pro forma ...................................         $   (0.11)  $    0.27    $    0.07

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

     Stock option activity during the periods indicated is as follows:

                                                                                                  Weighted-
                                                                                                   average
                                                                                      Number      exercise
                                                                                     of shares      price
                                                                                     ---------      -----
Balance as of December 31, 1998 ................................................       4,430,440    $ 0.78
     Granted ...................................................................       3,209,200      3.93
     Exercised .................................................................        (862,448)     0.86
     Forfeited .................................................................        (462,080)     1.97
                                                                                      ----------
Balance as of December 31, 1999 ................................................       6,315,112      2.28
     Granted ...................................................................       1,493,665     31.62
     Exercised .................................................................      (1,214,262)     1.37
     Forfeited .................................................................        (518,170)     8.51
                                                                                      ----------
Balance as of December 31, 2000.................................................       6,076,345      9.14
     Granted ...................................................................       3,588,950      8.91
     Exercised .................................................................        (975,586)     2.11
     Forfeited .................................................................      (1,271,240)     8.74
                                                                                       ---------
Balance as of December 31, 2001.................................................       7,418,469    $10.02
                                                                                       =========

     At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.24 to $97.75 and 4.95 years, respectively. The following table presents information about outstanding stock options as of December 31, 2001:

                                                                  Options vested and
                                      Weighted average               exercisable
                                 ---------------------------------------------------------
                                                 Remaining                    Weighted
   Range of        Number of       Exercise      contractual   Number of       average
Exercise Prices     options         price          life        options     exercise price
---------------------------------------------- --------------------------- ---------------
$ .24 - 3.50       1,641,424        $ 0.84          5.37      1,225,464       $  0.66
 3.65 - 7.63       2,176,540          5.64          6.09        318,504          3.86
 7.88 - 8.80       1,505,650          8.66          4.33          3,300          8.00
 9.75 - 21.88      1,484,680         13.47          4.06        123,555         18.64
33.25 - 97.75        610,175         45.37          3.50        161,795         46.39
                     -------                                    -------
Totals             7,418,469                                  1,832,618
                   =========                                  =========

     At December 31, 2001, 2000 and 1999, 1,832,618, 1,588,677, and 1,532,362
options were vested and exercisable at a weighted-average exercise price of $6.48, $1.41, and, $0.56 respectively.

     In August 1999, the Company adopted the MetaSolv, Inc. Employee Stock Purchase Plan. The plan was authorized to issue 600,000 shares of authorized and unissued common stock, and shares issuable under the plan increase annually during the first five years following adoption of the plan by 1% of the Company's outstanding common stock. Accordingly, as of January 1, 2002, the number of shares authorized under the plan increased to 1,678,333. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. During 2001, there were 313,101 shares of common stock issued under the plan.

7)   401(k) Plan and Trust Agreement

     The Company has a 401(k) Plan and Trust Agreement under which employees are entitled to contribute up to 15% of their salary, subject to certain regulatory limitations. In 2001, 2000 and 1999, the Company made profit sharing contributions of approximately $618,000, $667,000 and $594,000, respectively, to the plan.

8)   Commitments and Contingencies

     Leases

     The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):


                                                          Total minimum
Years ending December 31,                                lease payments
                                                         --------------
2002................................................         $  3,547
2003................................................            3,555
2004................................................            3,388
2005................................................            2,971
2006................................................            2,814
Thereafter..........................................            9,873
                                                             --------
                                                             $ 26,148

     Rent expense for the years ended December 31, 2001, 2000, and 1999 amounted to $4,651,000, $3,379,000, and $1,675,000, respectively.

     Legal Proceedings

     On November 1, 2001, Bernstein Liebhard & Lifshitz, LLP announced that it had filed a class action suit in the United States District Court for the Southern District of New York against MetaSolv Software, Inc., Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., Jeffries & Company, Inc., James P. Janicki, and Glenn A. Etherington, alleging violations of Sections 11, and 15 of the Securities Act of 1933 and alleging violations of
Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and Jeffries & Company, Inc. The named plaintiff is Colbert Birnet, L.P. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. The plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

     The Company believes that the suit is without merit and that the Company and its officers have fully complied with applicable laws and regulations. The Company does not expect this action will impact its operations or financial results.

     Letter of Credit

     The Company had a standby letter of credit (in lieu of a security deposit) $1,300,000 as of December 31, 2001 and 2000.

9)   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Year ended December 31,
                                                                           ----------------------------------
                                                                            2001          2000         1999
                                                                            ----          ----         ----
Numerator:
     Net income ................................................           $2,717      $16,043        $2,645
                                                                           ======      =======        ======
Denominator:
     Denominator for basic earnings per share
         weighted-average common shares outstanding ............           36,717       35,430        15,582
     Effect of dilutive securities:
         Preferred stock .......................................               --           --        13,538
         Employee stock options ................................            2,890        4,759         4,042
                                                                          -------      -------        ------
     Denominator for diluted earnings per share
         weighted average common and common equivalent
         shares outstanding ....................................           39,607       40,189        33,162
                                                                           ======       ======        ======
Earnings per common share:
         Basic .................................................         $   0.07     $   0.45      $   0.17
                                                                         ========     ========      ========
         Diluted ...............................................         $   0.07     $   0.40      $   0.08
                                                                         ========     ========      ========

     Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 1,458,055 shares of common stock in 2001 and 1,479,695 shares of common stock in 2000.

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

     The Company's chief operating decision-maker is considered to be the Chief Operating Officer (COO). The COO reviews financial information presented on a Company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the COO is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: communications software and related services.

     Revenue information regarding operations for different products and services is as follows (in thousands):

                                                                                Year ended December 31,
                                                                         --------------------------------------
                                                                            2001         2000         1999
                                                                            ----         ----         ----
Revenues:
     Software license fees....................................           $  68,412    $  71,632    $  38,788
     Professional services....................................              15,509       33,995       23,710
     Post-contract customer support...........................              34,925       26,250       10,509
                                                                         ---------    ---------    ---------
Total revenues................................................           $ 118,846    $ 131,877    $  73,007
                                                                         =========    =========    =========

     The Company has derived most of its revenues from the United States. Total revenue derived from non-U.S. locations was approximately $26,922,000, $12,156,000, and $2,522,000 in 2001, 2000, and 1999, respectively. Outside of the U.S., no individual country accounted for more than 10% of total revenues.

     The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral or other security to support its trade accounts receivable. During 1999 one customer represented 13% of total revenues.

11)  Acquisitions

     On July 20, 2001, the Company, through its wholly owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The aggregate purchase price consisted of $6,195,000 in cash (excluding acquisition costs of $600,000) and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. valued at $2,805,000. Initially, each of these shares is exchangeable for one share of MetaSolv, Inc. common stock. In addition, the shareholders of Lat45 Information Systems Inc. were eligible to receive up to an additional $2,000,000 in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition. These revenue milestones were not achieved.

     The acquisition of Lat45 Information Systems Inc. allows the Company to use graphical geospatial technology to business and communications network planning and engineering functions that are key to the customer's network planning and engineering capabilities. This acquisition extends the MetaSolv Solution(TM) product under the brand, MetaSolv Network and Service Planning(TM), both as a separate product and integrated with the MetaSolv Solution.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lat45 Information Systems Inc. have been included in the Company's consolidated financial statements since July 21, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $6,375,000 was allocated to goodwill. Approximately $6,032,000 was allocated to intangible assets, primarily technology rights, which will be amortized over a three-year period. Amortization of acquired intangible assets is computed using the greater of straight-line over the estimated useful life of the asset or the ratio that current gross revenues for those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from nine months to thirty-six months. Approximately $2,940,000 was allocated to purchased in-process research and development. The purchased in-process research and development cost was charged to results of operations in the third quarter. Net obligations assumed upon acquisition were $5,683,000. Pro forma financial information for this acquisition has not been presented since the pro forma information would not differ materially from the historical results of the Company.

12)  Restructuring

     In the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $3,142,000. The charge consisted of $1,970,000 for a reduction in force of approximately 100 people, and approximately $1,172,000 for lease commitments for certain field offices being closed and related fixed asset write-downs. The restructuring was in response to lower software license bookings and the expectation of lower revenues in future periods. The staff reductions from this program were completed as of December 31, 2001. At December 31, 2001, approximately $1,006,000 is included in accrued liabilities, related primarily to future minimum lease commitments which expire in 2004. The following table summarizes the status of the restructuring (in thousands):

                                                                  Year ended December 31, 2001
                                                  --------------------------------------------------------
                                                  Employee
                                                  Severance              Exit Costs                  Total
                                                  ---------              ----------                  -----
      Restructuring charge                          $1,970                 $1,172                   $3,142
           Amounts utilized                         (1,970)                  (166)                  (2,136)
                                                    ------                 ------                   ------
      Balance at December 31, 2001                      --                 $1,006                   $1,006
                                                    ======                 ======                   ======

13) Subsequent Events

     On February 1, 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio with a leading carrier-class (highly scalable and reliable) service activation product, and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol
(IP), data, and wireless communications. As a result of the acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe.

     This acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of the business acquired will be included in the Company's consolidated financial statements beginning February 2, 2002. The purchase price of $35,000,000 cash and the assumption of certain liabilities which are estimated at $8,500,000 will be allocated to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, when determined, will be allocated to goodwill. The value assigned to intangible assets, primarily technology rights, will be amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The value to be allocated to purchased in-process research and development will be charged to earnings in the first quarter of 2002.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Balance at       Charged to                           Balance
                                                    beginning        costs and                          at end of
Description                                        of period         expenses         Deductions         period
-----------                                       -----------      -----------        ----------        --------
Allowance for doubtful accounts:
   Year ended December 31, 2001.................     $  5,200         $ 8,638          $ 10,667          $ 3,171
   Year ended December 31, 2000.................     $  1,523         $ 6,847          $  3,170          $ 5,200
   Year ended December 31, 1999.................     $    600         $ 1,750          $    827          $ 1,523


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 2002 Proxy Statement under the heading "Election of Directors," and is incorporated herein by reference.

Executive Officers

     The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K will be contained in the Company's 2002 Proxy Statement under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Management Compensation" and "Stock Performance Graph," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K will be contained in the Company's 2002 Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by Delaware law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     Mr. Royce Holland, one of our directors, is Chairman of the Board, CEO and a 5% stockholder of Allegiance Telecom, a customer of ours. Purchases by Allegiance from us in fiscal year 2001 accounted for $897,000 of our revenues.

     We paid approximately $65,000 to Seven Continents Travel in 2001 for business travel expenses. In addition, an undeterminable amount was indirectly paid to Seven Continents Travel by us through reimbursements to our employees who utilized Seven Continents' services. Seven Continents Travel was then owned by Rosemary Janicki, our chief executive officer's mother. Ms. Janicki disposed of her interest in Seven Continents Travel in December, 2001.

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

               (3)  Exhibits. The following exhibits:

Exhibit No.                Description

2 Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv Software, Inc., MS Merger, Inc., and the Registrant. Incorporated by reference to Exhibit 2 to the Registrant's Annual Report on Form 10-K filed on March 29, 2001.

2.2 Asset Purchase Agreement dated January 21, 2002, by and among Nortel Networks Limited, as vendor, MetaSolv Software, Inc. as purchaser, and the Registrant as guarantor. Incorporated by reference to
            Exhibit 2.1 to the Registrant's current report on Form 8-K filed on February 15, 2002.

3.1         Amended and Restated Certificate of Incorporation of the Registrant.
            Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2         Bylaws of the Registrant.

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001.

4.1 Investors' Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2 Specimen Certificate of the Registrant's common stock. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.3 Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit
            4.1 to the Registrant's Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5 Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

4.6 Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7 Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-A filed on October 24, 2001).

4.8 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.1 1992 Stock Option Plan. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.2 Long-Term Incentive Plan. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.3 Employee Stock Purchase Plan. Incorporated by reference to exhibits to the Registrant's Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

10.4 Mutual Release between the Registrant and Michael J. Watters dated November 20, 1998. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.5 Commercial Lease Agreement between the Registrant and Crown Invest I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.6        Commercial Lease Agreement between the Registrant and William R.
            Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.7 Master Software License and Service Agreement entered into between Registrant and Qwest Communications Corporation, dated May 30, 1997. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.8 Master Software License and Services Agreement entered into between Registrant and Allegiance Telecom, Inc., dated December 19, 1997. Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.9        Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc.
            adopted as a special resolution by its sole shareholder on July 20, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.10 Share Purchase Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., Lat45 Information Systems Inc., each of the shareholders of Lat45 Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.11 Exchange Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of Lat45 Information Systems Inc. Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.12 Registration Rights Agreement dated July 20, 2001, by and among the Registrant, each of the shareholders of Lat45 Information Systems Inc. and Joseph Hatchuel, as shareholders' representative. Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.13 Amendment No. 1 to the Registration Rights Agreement dated August 3, 2001, by and between Registrant and Joseph Hatchuel, as shareholders' representative. Incorporated by reference to Exhibit
            10.5 to the Registrant's Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.14 Amendment No. 2 to the Registration Rights Agreement dated August 10, 2001, by and between Registrant and Joseph Hatchuel, as shareholders' representative. Incorporated by reference to Exhibit
            10.6 to the Registrant's Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.15 Amendment No. 1 to the Share Purchase Agreement dated August 20, 2001, by and between MetaSolv Canada Holdings Inc. and Joseph Hatchuel, as shareholders' representative. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.16 Amendment No. 3 to the Registration Rights Agreement dated November 16, 2001, by and between the Registrant and Joseph Hatchuel, as shareholders' representative. Incorporated by reference to Exhibit
            10.7 to Amendment No. 1 to the Registrant's Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

*10.17 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and Michael J. Cullen.

*10.18 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and Glenn A. Etherington.

*10.19 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and T. Curtis Holmes, Jr.

*10.20 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and Jonathan K. Hustis.

*10.21 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and James P. Janicki.

*10.22 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and Sam L. Kelley.

*10.23 Employment Agreement dated as of December 1, 2001, by and between MetaSolv Software, Inc. and Joseph W. Pollard.

21          Subsidiaries of the Registrant

            (a)         MetaSolv Software, Inc., a Delaware corporation

            (b)         MetaSolv Software S.A.S., a French corporation

            (c) MetaSolv Software do Brasil, Ltda., a Brazilian limited liability company

            (d)         MetaSolv Canada Inc., a Canadian corporation

            (e)         MetaSolv Belgium SA, a Belgian SA

            (f)         MetaSolv Software GmbH, a German GmbH

*23.1       Consent of KPMG LLP, independent auditors.

* Filed herewith


             (b) (i) Current Report on Form 8-K of the Registrant, dated October 18, 2001, reporting the filing of a press release.

                (ii) Current Report on Form 8-K of the Registrant, dated October 25, 2001, reporting the adoption of a rights plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METASOLV, INC.


Dated:   March 29, 2002                By:   /s/ James P. Janicki
                                             -----------------------------------
                                             James P. Janicki
                                             Chief Executive Officer


                                             /s/ Glenn A. Etherington
                                             -----------------------------------
                                             Glenn A. Etherington
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                  Signature                                       Title                                 Date
-----------------------------------------------    -------------------------------------       --------------------

              /s/ John W. White                    Chairman of the Board                          March 29, 2002
-----------------------------------------------                                                --------------------
                John W. White


            /s/ James P. Janicki                   Chief Executive Officer                        March 29, 2002
-----------------------------------------------    and Director                                --------------------
              James P. Janicki


          /s/ T. Curtis Holmes, Jr.                President, Chief Operating Officer             March 29, 2002
-----------------------------------------------    and Director                                --------------------
            T. Curtis Holmes, Jr.


           /s/ Laurence J. Bouman                  Director                                       March 29, 2002
-----------------------------------------------                                                --------------------
             Laurence J. Bouman


            /s/ Royce J. Holland                   Director                                       March 29, 2002
-----------------------------------------------                                                --------------------
              Royce J. Holland


            /s/ John D. Thornton                   Director                                       March 29, 2002
-----------------------------------------------                                                --------------------
              John D. Thornton