Form 10-Q
period 2002-03-31
METASOLV INC
filed 2002-05-15
CIK 916704

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _________________


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

         Yes [X]   No [ ]

As of March 31, 2002, there were 37,531,649 shares of the registrant's common stock outstanding.

                                 METASOLV, INC.

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.     FINANCIAL INFORMATION
  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 ..........     3

            Condensed Consolidated Statements of Operations - For the Three Months Ended
              March 31, 2002 and 2001 .............................................................     4

            Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
              March 31, 2002 and 2001 .............................................................     5

            Notes to Condensed Consolidated Financial Statements ..................................     6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...........................................................     9

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk ............................    26

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K ......................................................    27

SIGNATURES ........................................................................................    28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METASOLV, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                     ASSETS
                                     ------
                                                                                        March 31,        December 31,
                                                                                           2002              2001
                                                                                       -----------       ------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents .....................................................    $   88,325        $   80,658
     Marketable securities .........................................................         6,173            56,919
     Trade accounts receivable, less allowance for doubtful accounts
        of $3,133 in 2002 and $3,171 in 2001 .......................................        15,926            12,913
     Unbilled receivables ..........................................................         1,523               617
     Prepaid expenses ..............................................................         2,092             2,095
     Deferred tax assets and other current assets ..................................         7,566             6,022
                                                                                        ----------        ----------
         Total current assets ......................................................       121,605           159,224

Property and equipment, net ........................................................        18,820            16,586
Equity investments .................................................................           571               571
Goodwill ...........................................................................        28,081             6,375
Intangible assets ..................................................................        19,493             4,615
Other assets .......................................................................         2,117               646
                                                                                        ----------        ----------
         Total assets ..............................................................    $  190,687        $  188,017
                                                                                        ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable ..............................................................    $    6,540        $    3,663
     Accrued expenses ..............................................................        20,367            13,679
     Deferred revenue ..............................................................        11,570             9,114
                                                                                        ----------        ----------
       Total current liabilities ...................................................        38,477            26,456
Deferred income taxes ..............................................................            --               388

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
       no shares issued or outstanding .............................................            --                --
     Common stock, $.005 par value, 100,000,000 shares authorized, shares
       issued and outstanding: 37,531,649 in 2002, and 37,422,649 in 2001 ..........           188               187
     Additional paid-in capital ....................................................       139,867           139,750
     Deferred compensation .........................................................          (128)             (154)
     Accumulated other comprehensive income ........................................            37               125
     Retained earnings .............................................................        12,246            21,265
                                                                                        ----------        ----------
       Total stockholders' equity ..................................................       152,210           161,173
                                                                                        ----------        ----------
       Total liabilities and stockholders' equity ..................................    $  190,687        $  188,017
                                                                                        ==========        ==========

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                          2002            2001
                                                     ----------       ----------
                                                             (Unaudited)
Revenues:
     License ......................................  $    7,027       $   24,930
     Service ......................................      14,835           14,651
                                                     ----------       ----------
         Total revenues ...........................      21,862           39,581

Cost of revenues:
     License ......................................         156            2,998
     Amortization of intangible assets ............       2,271                -
     Service ......................................       7,091            8,099
                                                     ----------       ----------
         Total cost of revenues ...................       9,518           11,097
                                                     ----------       ----------
         Gross profit .............................      12,344           28,484

Operating expenses:
     Research and development .....................       9,651            8,317
     Sales and marketing ..........................       7,139            7,991
     General and administrative ...................       3,809            5,869
     Restructuring costs ..........................       2,787                -
     In-process R&D write-off .....................       4,060                -
                                                     ----------       ----------
         Total operating expenses .................      27,446           22,177
                                                     ----------       ----------
Income (loss) from operations .....................     (15,102)           6,307
Interest and other income, net ....................         515            1,877
                                                     ----------       ----------
Income (loss) before taxes ........................     (14,587)           8,184
Income tax expense (benefit) ......................      (5,568)           3,069
                                                     ----------       ----------
Net income (loss) .................................  $   (9,019)      $    5,115
                                                     ==========       ==========

Earnings (loss) per share of common stock:

     Basic ........................................  $    (0.24)      $     0.14
                                                     ==========       ==========
     Diluted ......................................  $    (0.24)      $     0.13
                                                     ==========       ==========

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     -----------      -----------
                                                                             (Unaudited)
Cash flows from operating activities:
   Net income (loss) .............................................   $   (9,019)      $    5,115
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization .............................        3,596              917
       Stock compensation ........................................           26               79
       Loss on asset disposal ....................................        1,122               --
       Deferred tax benefit ......................................       (3,960)            (222)
       Purchased in-process research and development .............        4,060               --
       Changes in operating assets and liabilities:
           Trade accounts receivable, net ........................       (3,013)          (6,836)
           Unbilled receivables ..................................         (906)             323
           Other assets ..........................................          560            1,869
           Accounts payable and accrued expenses .................        2,577            1,885
           Deferred revenue ......................................       (1,638)           2,390
                                                                     ----------       ----------
         Net cash provided (used) by operating activities ........       (6,595)           5,520
                                                                     ----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment ...........................         (920)          (1,882)
   Purchase of marketable securities .............................          --           (11,109)
   Proceeds from sale of marketable securities ...................       50,845           26,853
   Other investing activities ....................................         (185)            (610)
   Acquisition of assets .........................................      (35,594)              --
                                                                     ----------       ----------
         Net cash provided by investing activities ...............       14,146           13,252
                                                                     ----------       ----------

Cash flows from financing activities:
   Proceeds from common stock transactions .......................          118              553
   Purchase of treasury stock ....................................           --           (1,591)
                                                                     ----------       ----------

         Net cash provided (used) by financing activities ........          118           (1,038)
                                                                     ----------       ----------
Effect of exchange rate changes on cash ..........................           (2)              --
                                                                     ----------       ----------

Increase in cash and cash equivalents ............................        7,667           17,734
Cash and cash equivalents, beginning of period ...................       80,658           93,695
                                                                     ----------       ----------
Cash and cash equivalents, end of period .........................   $   88,325       $  111,429
                                                                     ==========       ==========

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)   Basis of Presentation

     These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2001, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2)   Revenue Recognition

     The Company recognizes revenue using the "residual method" when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

3)   Earnings Per Share

     Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
         Weighted average common shares outstanding .....     37,483      35,940
         Effect of dilutive securities:
           Options ......................................         --       3,749
                                                            --------    --------
           Weighted average common and common
           equivalent shares outstanding ................     37,483      39,689
                                                            ========    ========

     Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 8,536,910 shares of common stock in the first quarter of 2002 and 1,211,265 shares of common stock in the first quarter of 2001.

4)   Acquisition

     On February 1, 2002, the Company completed the acquisition of certain OSS assets from Nortel Networks Corporation. With this acquisition, we extended our product portfolio with a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol
(IP), data, and wireless communications. As a result of the acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The purchase price was $35 million in cash, plus the assumption of certain liabilities of the business.

     The asset purchase agreement provides for the reduction of the cash purchase price by $3 million, which was used to cover the cost related to the issuance of stock options and retention bonuses to key employees. This cash payment has been treated as a reduction of the purchase price. In addition, direct transaction costs were approximately $4.6 million.

     We accounted for the Acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No.141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." The results of Service Commerce have been included with those of the Company effective February 2, 2002.

     The total purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The tangible assets were inventoried and evaluated by an independent third party, and do not differ materially from the net book value in the historical financial statements of Nortel Networks. We allocated the excess of the purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets, including customer arrangements, the core technology related to the products, and in-process research and development costs, with the remainder being allocated to goodwill which will be deductible for tax purposes over the next fifteen years. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

     A summary of the allocation of the purchase price follows (in thousands):

     Cash paid to Nortel Networks upon closing .............  $  35,000
     Less retention fund ...................................     (3,000)
     Less cash for vacation liabilities assumed ............  $  (1,037)
     Estimated transaction costs ...........................      4,631
                                                              ---------
                                                              $  35,594
                                                              =========
     Allocation of the purchase price:
     Tangible assets acquired ..............................  $   3,761
     Liabilities assumed ...................................    (11,082)
                                                              ---------
       Net tangible assets acquired ........................     (7,321)
                                                              ---------

       In-process research and development ................       4,060
       Developed technology, including patents ............      12,236
       Customer contracts .................................       4,913
                                                              ---------
         Net identifiable intangible assets acquired ......      21,209
                                                              ---------
       Goodwill ...........................................      21,706
                                                              ---------
                                                              $  35,594
                                                              =========

     The $4.1 million allocated to in-process research and development costs was charged to expense upon closing on February 1, 2002. Under FAS 142, goodwill recorded as a result of the acquisition will not be amortized. The developed technology will be amortized over its useful life of two years and the customer contracts will be amortized over their useful life of three years.

     The following summary, which was prepared on a pro forma basis, reflects the results of operations for three-month periods ended March 31, 2002 and 2001, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company's income tax benefit, but does not include a charge for in-process research and development (in thousands except for share data).

income tax benefit, but does not include a charge for in-process research and development (in thousands except for share data).

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                      2002         2001
                                                    --------    ---------
     Revenues ...................................   $ 23,809    $  56,206

     Net Loss ...................................    (10,773)      (4,231)

     Basic and Diluted loss per share ...........   $  (0.29)   $   (0.12)

     Basic and diluted shares outstanding .......     37,483       35,940



5)   Segment Information

     The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                      2002         2001
                                                    --------    ---------
         Software license fees ..................   $  7,027    $  24,930
         Professional services ..................      5,159        5,625
         Post-contract customer support .........      9,676        9,026
                                                    --------    ---------
         Total Revenues .........................   $ 21,862    $  39,581
                                                    ========    =========


6)   Restructuring

     During the quarter ended March 31, 2002, the Company recorded a pre-tax restructuring charge of $2.8 million. This charge consisted of $1.4 million for a reduction in force of approximately 100 positions, and approximately $1.4 million for write-down of assets and closing of remote offices. This restructuring program was implemented to align costs with expected market conditions. The staff reduction expenditures are expected to be completed by September 30, 2002. At March 31, 2002 there was $1.7 million included in accrued liabilities for restructuring related activity, which includes $0.6 million of severance related payments to be made, and $1.1 million of lease commitments remaining. The following table summarizes the status of the restructuring actions (in thousands).

                                   Employee Severance    Exit Costs     Total
                                   ------------------    ----------    -------
Balance at December 31, 2001 .....       $     -          $ 1,006      $ 1,006
Restructuring Charge .............         1,428            1,359        2,787
     Amounts utilized ............          (822)          (1,295)      (2,117)
                                         -------          -------      -------
Balance at March 31, 2002 ........       $   606          $ 1,070      $ 1,676

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading global provider of operations support systems (OSS) software solutions that help communications providers manage their networks and services. Our products automate key communications management processes, from network planning and engineering to operations and customer care. Our products enable communications providers to increase revenue and reduce costs through more efficient management of network resources, quick deployment of communication services, and delivery of superior customer service. We derive substantially all of our revenue from the sale of software licenses, related professional services, and support of our packaged software to communications services providers.

     The communications provider industry continued to experience significant financial weakness during the quarter ended March 31, 2002, reducing the number of sales opportunities to many of our customers and prospective customers. The adverse effects of weak markets on our business are moderated to some extent by our regional diversification, by the wide spectrum of communication service providers that buy our products, and by our expanded product portfolio, but our financial results remain largely influenced by overall capital spending declines by communications providers.

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

     Licensing and service terms are typically covered by signed orders that reference our master agreement with the customer. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales during a quarter may negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment over extended periods. When installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all revenue recognition criteria have been met.

     Our software products are priced to meet the needs of our target market segments, which include large facility-based incumbent service providers, wireless and IP service providers, and large corporate enterprises. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customers' usage as measured by the number of users of our product, the number of our customers' subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers' usage of our product exceeds earlier license limits. Annual maintenance and support contracts are priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

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

     We recognize revenue only in cases where a customer's ability to pay is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry among other factors. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

     We evaluate our goodwill at least annually for impairment. We evaluate our long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of any assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Acquisitions

     On February 1, 2002, we acquired certain OSS assets from Nortel Networks Corporation. With this acquisition, we extended our product portfolio with a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. The financial results for the fiscal quarter ended March 31, 2002, includes revenues and costs of the acquired business effective February 2, 2002.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

                                              Three Months Ended
                                                  March 31,         Percentage Dollar
                                               2002       2001           Change
                                             --------   --------    -----------------
                                                 (Unaudited)
Revenues:
     License ..............................      32%        63%            (72%)
     Service ..............................      68%        37%              1%
                                              -----       ----
         Total revenues ...................     100%       100%            (45%)
                                              -----       ----

Cost of revenues:
     License ..............................       1%         8%            (95%)
     Amortization of intangible assets ....      10%         0%             nm
     Service ..............................      32%        20%            (12%)
                                              -----       ----
         Total cost of revenues ...........      43%        28%            (14%)
                                              -----       ----

Gross profit ..............................      57%        72%            (57)%

Operating expenses:
     Research and development .............      44%        21%             16%
     Sales and marketing ..................      33%        20%            (11%)
     General and administrative ...........      17%        15%            (35%)
     Restructuring costs ..................      13%         0%             nm
     In-process R&D write-off .............      19%         0%             nm
                                              -----       ----
         Total operating expenses .........     126%        56%             24%
                                              -----       ----

Income (loss) from operations .............     (69%)       16%             nm

Interest and other income, net ............       2%         5%            (73%)
                                              -----       ----

Income (loss) before taxes ................     (67%)       21%             nm

Income tax expense (benefit) ..............     (25%)        8%             nm
                                              -----       ----

Net income (loss) .........................     (42%)       13%             nm


nm = not meaningful


Revenues

     Total revenues decreased 45% to $21.9 million in the quarter ended March 31, 2002, from $39.6 million in the quarter ended March 31, 2001. This decrease in revenues is primarily related to fewer customer orders for software licenses. The sales slowdown also adversely affected our license and implementation consulting revenues, partially offset by a 7% increase in maintenance revenues.

     Approximately 70% of our revenues in the quarter ended March 31, 2002, were derived from MetaSolv-developed products, and approximately 30% from products acquired from Nortel Networks.

     License fees. License fee revenues declined 72% to $7.0 million in the quarter ended March 31, 2002, from $24.9 million in the quarter ended March 31, 2001. The sharp decline in license revenue between these two periods resulted from fewer sales to new customers and lower sales of modules and additional capacity licenses to existing customers. The average selling prices for initial sales to new customers also declined between these periods due to lower-priced products acquired from Nortel Networks, and new customers' purchase of smaller capacity licenses.

     We acquired approximately 60 new active customers, net, in the quarter ended March 31, 2002, through the acquisition of OSS assets from Nortel Networks, adjusting for companies that were customers of both businesses. We also contracted with 6 new license customers during this quarter, compared to 11 new license customers in the year-ago quarter.

     Although we expect weak market conditions to continue in the near-term, we ultimately expect that our order activity and revenue will increase due to our extensive product portfolio resulting from our recent acquisition, and the opportunity to extend deployments at current customers with additional products and capacity licenses.

     Services. Revenues from services increased slightly to $14.8 million in the quarter ended March 31, 2002, from $14.7 million in the quarter ended March 31, 2001. These results reflect a 7% increase in maintenance revenue and an 8% decrease in consulting and training revenue.

     Consulting and education services revenue was $5.2 million in the quarter ended March 31, 2002, compared to $5.6 million in the quarter ended March 31, 2001. The decline in consulting and education revenues was largely due to fewer new customer implementations related to fewer new license product sales and, to a lesser extent, lower spending by our existing customers on upgrades, product integrations and training of their employees.

     Our future consulting and training revenue will continue to be dependent on sales of new license products requiring implementations, and our customers' spending for enhancements and integrations that make their businesses more efficient.

     Post-contract customer support, or maintenance revenues, increased 7% to $9.7 million in the quarter ended March 31, 2002, from $9.0 million in the quarter ended March 31, 2001. The increase in maintenance revenue was primarily due to the inclusion of customers using our newly acquired products, while maintenance revenue from pre-acquisition products declined 20% from the quarter ended by March 31, 2001. The decline in revenue from pre-acquisition products resulted primarily from an 18% decline in the number of customers supported.

     We expect future maintenance revenues to be strengthened by support for customers using our newly acquired products and from additional maintenance-bearing license sales to new and existing customers. However, we also expect continued consolidations and financial weakness in some customers, and this may adversely impact their ability to pay for maintenance support.

     Concentration of Revenues. During the quarter ended March 31, 2002, our top ten customers represented 42% of our total revenue, with no one customer accounting for more than 8% of revenue. In any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. We believe that the loss of any one of these customers would not seriously harm our overall business or financial condition, but our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

     Our number of active customers increased from 90 at December 31, 2001, to more than 150 on March 31, 2002, primarily as a result of our February 2002 acquisition.

     International Revenues. We recognized $5.8 million of revenue from sources outside the United States during the quarter ended March 31, 2002, representing 27% of total revenue. This compares to $0.5 million during the quarter ended March 31, 2001. We expect our international revenues to continue to increase and be a higher percentage of our total revenue than during 2001 due to our local sales and support infrastructure in both Europe and Latin America, and to our February 2002 acquisition that brought an established European base of customers.

Cost of Revenues

     License Costs. License costs consist primarily of royalties for third party software that is used to develop or is embedded in our products. Licensing costs also include costs of packaging materials and the production of software media and documentation. License costs were $0.2 million in the quarter ended March 31, 2002 and $3.0 million in the quarter ended March 31, 2001, representing 2% and 12% of license revenue in each period, respectively. The decrease in license costs, in dollars and as a percentage of license revenue, is primarily due to less royalty expenses for use of third party e-commerce software. In July 2001 we replaced this royalty-based agreement with a one-time payment for a perpetual license, thus reducing royalty expense as a percentage of license revenue. Lower license revenue in the most recent fiscal quarter also resulted in lower license costs. We expect future license costs to increase as a percentage of license revenue as we sell our newly acquired OSS products, as those products each require royalty payments. We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it increases our cost of license revenues.

     Amortization of Intangible Assets. For the quarter ended March 31, 2002, cost of revenues includes a $2.3 million charge for amortization of intangible assets acquired from Nortel Networks Corporation and Lat45 Information Systems Inc. Technology rights and customer contracts purchased from Nortel resulted in $1.8 million expense in the most recent fiscal quarter, while technology rights and customer contracts purchased from Lat45 Information Systems Inc. resulted in amortization of $0.4 million. The value assigned to intangible assets is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful lives of these assets range from nine months to thirty-six months.

     Service Costs. Service costs consist primarily of costs associated with providing consulting, training and maintenance services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontract arrangements.

     Service costs were $7.1 million in the quarter ended March 31, 2002, down from $8.1 million in the quarter ended March 31, 2001, representing 48% and 55% of service revenues in each year, respectively. The decline in service costs in the most recent fiscal quarter primarily resulted from lower use of contracted consultants due to lower demand for consulting services. Customer support costs remained relatively unchanged from the year-ago period. The decrease in service costs as a percentage of service revenue was primarily due to the relatively higher proportion of higher-margin maintenance revenues, compared to consulting and training revenues. We expect that future services margins as a percent of services revenue will decline in periods where services revenue contains a higher proportion of consulting revenues.

Operating Expenses

     Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Product research and development expenses increased 16% to $9.7 million for the quarter ended March 31, 2002, from $8.3 million for the quarter ended March 31, 2001, representing 44% and 21% of revenue in each period, respectively. This increase in research and development investment was primarily due to a 62% increase in research and development staffing due to our February 2002 acquisition. The expense increase was partially offset by a 45% reduction in contracted development spending. As a percentage of revenue, the increase in research and development was magnified by lower revenue in the most recent fiscal quarter.

     During the most recent fiscal quarter, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including 2.5/3G wireless technologies, and user-group defined product enhancements. Specific enhancements include ease of integration between our existing products and also with major CRM, billing, and service assurance systems, so that communications providers can more quickly realize business efficiencies using MetaSolv products. We are also developing functionality capabilities for our larger tier 1 customers, and extending the breadth of functionality for IP management.

     We expect to continue a relatively large future investment in product development as we further enhance our integrated, modular suite of products to address emerging communications technologies. The modular structure of our products allows communications service providers to implement product functionality in phases, depending on their needs, to realize near-term value and maximize opportunities for longer-term benefits from an integrated OSS system.

     Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software in our targeted markets. Sales and marketing expenses decreased 11% to $7.1 million for the quarter ended March 31, 2002, from $8.0 million for the quarter ended March 31, 2001, representing 33% and 20% of revenue in each period, respectively. The decrease in sales and marketing expenses was primarily due to a 58% reduction in commission expense related to lower revenues, partially offset by staffing increases that correspond to marketing support for our new products and our strengthened sales force in Europe and South America.

     General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management not directly allocated to other departments. General and administrative expenses decreased 35% to $3.8 million in the quarter ended March 31, 2002, from $5.9 million for the quarter ended March 31, 2001, representing 17% and 15% of revenue in each period, respectively. The decrease in general and administrative expenses was due to an unusually high provision for doubtful accounts in last year's first fiscal quarter, primarily related to financial weakness in smaller start-up customers. Staffing for administrative functions remained relatively unchanged between the most recent fiscal quarter and the year-ago period, as we have absorbed the workload from acquired products and customers with existing staff.

     Restructuring Costs. In February 2002, we restructured our operations to align costs with expected market conditions. In the quarter ended March 31, 2002, we recorded a pre-tax restructuring charge of $2.8 million. This charge consisted of $1.4 million for severance costs related to a reduction in force of approximately 100 people, and $1.4 million for write-down of assets and closing of remote offices. We expect these actions to yield approximately $10 million on annual cost savings. There was no similar restructuring charge in the quarter ended March 31, 2001. We periodically review our expectations for future costs, revenues and market conditions, and may take future restructuring actions to better position our company for profitable growth.

     In-Process Research and Development. In connection with our acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for acquired in-process research and development (IPR&D) during the quarter ended March 31, 2002. At the date of this acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 18% for the IPR&D project. It is anticipated that the remaining costs to complete the projects will be approximately $1.7 million and project release dates will range from mid 2002 through the end of 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

Interest and Other Income, Net

     Interest and other income, net, was $0.5 million in the quarter ended March 31, 2002, compared to $1.9 million in the quarter ended March 31, 2001. The decrease in interest and other income in the most recent fiscal quarter and was due to lower interest rates earned on invested balances and, to a lesser extent, a 35% decline in cash and marketable securities balances upon which we receive interest income.

Income Tax Expense (Benefit)

     Our income tax benefit for the quarter ended March 31, 2002, was $5.6 million, compared to $3.1 million expense in the quarter ended March 31, 2001. The effective tax rate for the first quarter of 2002 was 38.2% compared to 37.5% for the first quarter of 2001. The effective tax rate differs from the Federal statutory rate due to state taxes, items that are not deductible for tax purposes, and our realization of research and development tax credits.

Net Income (Loss)

     Our net loss for the quarter ended March 31, 2002 was $9.0 million, or $0.24 per share of common stock. This compares to net income of $5.1 million for the quarter ended March 31, 2001, or $0.13 per diluted share.

     Our net loss for the quarter ended March 31, 2002 includes:

          o Write-off of $4.1 million in in-process research and development costs;

          o    Amortization $2.3 million of intangible assets;

          o    Restructuring charges of $2.8 million; and

          o    A tax benefit of $3.5 million related to the above items

     Excluding these items, our pro forma net loss for the first quarter of 2002 was approximately $3.4 million, or $0.09 per share.

Liquidity and Capital Resources

     At March 31, 2002, our primary sources of liquidity were $88.3 million in cash and cash equivalents, and $6.2 million in marketable securities, totaling $94.5 million and representing 50% of total assets. We have invested our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $43.1 million, from $137.6 million at the end of 2001, due to expenditures to acquire certain OSS assets from Nortel Networks and expenditures of cash for ongoing operations.

     Cash used by operating activities during the quarter ended March 31, 2002, was $6.6 million, compared to $5.5 million generated from operations during the equivalent period in 2001. The $6.6 million use of cash during 2002 resulted from our $9.0 million net loss, adjusted for the following non-cash expenses: intangible asset amortization expense of $2.3 million related to acquisitions, acquired in-process research and development charges of $4.1 million, other depreciation and amortization expense of $1.3 million, income tax related adjustments of $4.0 million, and an increase in operating assets and liabilities of $2.4 million. The operating assets and liability change is net of acquired amounts, and result primarily from higher trade receivables and accrued expenses, and lower deferred revenue.

     Deferred revenue consists primarily of prepaid maintenance revenue that we recognize on a pro-rata basis over the term of the agreement, and also includes customer payments that we have received for license products and services yet to be performed. Deferred revenues were $11.6 million at March 31, 2002 and $9.1 million at December 31, 2001. The increase in deferred revenue was primarily due to amounts added for support of partially completed maintenance agreements pertaining to our acquisition. The value of these partially completed maintenance terms was computed on a cost plus margin basis.

     Accounts receivable, net, increased from $12.9 million at the end of 2001 to $15.9 million at March 31, 2002. The $3.0 million increase in receivables resulted primarily from nonlinear revenues during the quarter that resulted in higher customer billing activity late in the quarter. We did not acquire any receivables in our acquisition of OSS assets from Nortel Networks.

     Accrued liabilities and accounts payable at March 31, 2002 totaled $26.9 million, compared to $17.3 million at December 30, 2001. The acquisition in February added approximately $7.0 million in accrued liabilities to our balance sheet for liabilities acquired from Nortel Networks. The remaining $2.6 million increase in accrued liabilities during the first quarter of 2002 relates primarily to acquisition costs incurred but not paid at March 31, 2002.

     Net cash generated from investing activities was $14.1 million in the quarter ended March 31, 2002, comprised of the sale of $50.8 million in marketable securities, partially offset by $35.6 million in acquisition-related cash outflows. Additionally, we invested $0.9 million in capital assets during the quarter, primarily for computer hardware and software. We acquired approximately $3.8 million in capital assets from Nortel Networks as part of the acquisition, primarily leasehold improvements, furniture and computing hardware. We have no unusual capital commitments at March 31, 2002, and our principal commitments consist of obligations under operating leases.

     Net cash provided from financing activities consisted of $0.1 million in proceeds from issuance of common stock upon the exercise of employee stock options.

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

     We adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill that was acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142.

     Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income. Since we had not completed any acquisitions prior to June 30, 2001, we had no purchased intangible assets or goodwill that were being amortized prior to January 1, 2002. We completed our acquisition of Lat45 Information Systems Inc. in July of 2001 and recorded $6.4 million of goodwill. We completed our acquisition of certain OSS Assets from Nortel Networks in February of 2002 and recorded $21.7 million of goodwill. Goodwill is not being amortized pursuant to the provisions of this Standard.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The impact of its adoption did not have a material impact to our results of operations or financial position.

     In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods have been reclassified. In January 2002, the Company adopted the FASB staff position regarding the income statement classification of reimbursements received for "out-of-pocket" expenses incurred. Service revenues and services cost of revenues related to this change were $630,000 in the first quarter of 2002. The first quarter of 2001 has been reclassified to present amounts previously shown net on a comparable basis by increasing services revenues and services cost of revenues by approximately $774,000.

Certain Factors That May Affect Future Results

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial conditions or results of operations. There are additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, that may also impair our business operations. This report is qualified in its entirety by these risks. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, they could materially harm our business, financial condition, or results of operations. In that case, the trading price of our common stock could decline.

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

          o The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

          o Our customers' willingness to buy, rather than build, order processing, management and fulfillment software;

          o The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

          o The introduction of new communications services and our ability to react quickly compared to our competitors;

          o Our ability to manage costs, including costs related to professional services and support services;

          o The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

          o    Costs related to possible acquisitions of other businesses;

          o Our ability to collect outstanding accounts receivable from very large product licenses;

          o Innovation and introduction of new technologies, products and services in the communications and information technology industries;

          o    Costs related to the expansion of our operations;

          o We may be required to defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance; and

          o Changes in services and license revenue as a percentage of total revenue, as license revenue typically has a higher gross margin than services revenue.

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

CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY OR SLOWDOWN IN
TELECOMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. The global telecommunications industry is currently experiencing a very challenging period during which business activity has contracted. Since early 2001, we and a number of other companies have been impacted by reduced spending by telecommunications carriers and equipment manufacturers. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

OUR CUSTOMERS' FINANCIAL WEAKNESS, THEIR INABILITY TO OBTAIN FINANCING, AND THE RECENT DOWNTURN IN THE COMMUNICATIONS INDUSTRY MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

     Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. Many competitive communications service providers were unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. In recent months several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue or revenue from sales of additional software or services products, and this could adversely affect our financial results.

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

IF THE INTERNET OR BROADBAND COMMUNICATION SERVICES GROWTH SLOWS, DEMAND FOR OUR PRODUCTS MAY FALL.

     Our success depends heavily on the continued acceptance of the Internet as a medium of commerce and communication and the growth of broadband communication services. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our customers. If use of the Internet or broadband communication services does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies, insufficient commercial support, and security or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols, increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

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

     During the year 2001, we underwent significant changes and may experience additional management changes in the future. New managers typically bring new strengths to our business, but their short tenure with us could affect our ability to execute business plans and achieve our planned operating results.

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

OUR INTERNATIONAL OPERATIONS MAY BE DIFFICULT AND COSTLY.

     We intend to continue to devote significant management and financial resources to our international expansion. In particular, we will have to continue to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for skilled people in these areas is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to cultural differences, language barriers, and currency exchange risks. Additionally, communications infrastructure in foreign countries may be different from the communications infrastructure in the United States. Our ability to successfully penetrate these markets is uncertain. If our international operations are unsuccessful, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

     Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

          o    Longer payment cycles;

          o    Problems in collecting accounts receivable;

          o    The impact of recessions in economies outside the United States;

          o    Unexpected changes in regulatory requirements;

          o    Variable and changing communications industry regulations;

          o Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

          o    Barriers to the repatriation of capital or profits;

          o    Political instability or changes in government policy;

          o    Restrictions on the import and export of certain technologies;

          o    Lower protection for intellectual property rights;

          o Seasonal reductions in business activity during the summer months, particularly in Europe;

          o    Potentially adverse tax consequences;

          o Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

          o    Requirements of a locally domiciled business entity;

          o Regional variations in adoption and growth of new technologies served by our products; and

          o Potential impact on the above factors of the failure, success, or variability between countries of acceptance of the Euro monetary unit, and other European Union initiatives.

WE HAVE ACQUIRED OTHER BUSINESSES AND WE MAY MAKE ADDITIONAL ACQUISITIONS OR ENGAGE IN JOINT BUSINESS VENTURES THAT COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In July 2001 we completed the acquisition of Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks, and in February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

          o Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire will not prove to be those needed to be successful in the industry;

          o Potential difficulties in completing in-process research and development projects;

          o Difficulty integrating new businesses and operations in an efficient and effective manner;

          o Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

          o Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

          o Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

          o    Potential loss of key employees of the acquired businesses;

          o Risk that we will be unable to integrate the products and corporate cultures of the acquired business;

          o Risk of diverting the attention of senior management from the operation of our business;

          o    Risk of entering new markets in which we have limited experience;
               and

          o Future revenues and profits from acquisitions and investments may fail to achieve expectations.

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

FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We cannot predict the effect, if any, that future sales of our common stock by us, or the availability of shares of our common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

     The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of order processing, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner, we could experience:

          o Delayed or lost revenues and market share due to adverse customer reaction;

          o    Loss of existing customers;

          o Negative publicity regarding us and our products, which could adversely affect our ability to attract new customers;

          o Expenses associated with providing additional products and customer support, engineering and other resources to a customer at a reduced charge or at no charge;

          o Claims for substantial damages against us, regardless of our responsibility for any failure;

          o    Increased insurance costs; and

          o    Diversion of development and management time and resources.

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

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

          o Revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

          o Announcements of technological innovations by us or our competitors;

          o Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

          o Developments with respect to our patents, copyrights or other proprietary rights of our competitors;

          o Changes in recommendations or financial estimates by securities analysts;

          o    Rumors or dissemination of false and/or unofficial information;

          o    Changes in management;

          o Stock transactions by our management or businesses with whom we have a relationship;

          o Conditions and trends in the software and communications industries;

          o Adoption of new accounting standards affecting the software industry; and

          o    General market conditions, including geopolitical events.

     Fluctuations in the price of our common stock may expose us to the risk of securities lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

PROVISIONS OF OUR CHARTER DOCUMENTS, DELAWARE LAW, AND OUR STOCKHOLDER RIGHTS PLAN COULD DISCOURAGE A TAKEOVER YOU MAY CONSIDER FAVORABLE OR THE REMOVAL OF OUR CURRENT MANAGEMENT.

     Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

          o    Authorize the issuance of "blank check" preferred stock;

          o Provide for a classified board of directors with staggered, three-year terms;

          o    Prohibit cumulative voting in the election of directors;

          o Prohibit our stockholders from acting by written consent without the approval of our board of directors;

          o    Limit the persons who may call special meetings of stockholders;
               and

          o Establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At March 31, 2002, the weighted average pre-tax interest rate on the investment portfolio is approximately 5.25%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position. During the quarter ended March 31, 2002, had short-term market interest rates averaged 10% more than in 2001, there would have been no material adverse impact on our results of operations or financial position.

     Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. During the quarter ended March 31, 2002, had these rates averaged 10% more than in 2001, there would have been no material impact on our results of operations or financial position.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Consent to Assignment of lease dated February 1, 2002 by and between Architel Systems Corporation, MetaSolv Software Canada Inc. and First Real Properties Limited, and associated Lease Agreement.

          10.2 Indemnity Agreement dated February 1, 2002 by and between First Real Properties Limited and MetaSolv Software, Inc.

     (b)  Reports on Form 8-K.

          (i) Current report on Form 8-K of MetaSolv, Inc. dated January 30, 2002, reporting the filing of a press release.

          (ii) Current report on Form 8-K of MetaSolv, Inc. dated February 1, 2002, reporting an acquisition.

          (iii) Current report on Form 8-K/A of MetaSolv, Inc. dated February 1, 2002 and filed on April 17, 2002 reporting the filing of financial statements in connection with an acquisition.

          (iv) Current report on Form 8-K of MetaSolv, Inc. dated April 17, 2002, reporting the filing of a press release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2002



                             METASOLV, INC.


                              /s/ Glenn A. Etherington
                             ---------------------------------------------------
                             Glenn A. Etherington
                             Chief Financial Officer
                             Duly Authorized Officer on behalf of the Registrant