Form 10-Q
period 2002-06-30
METASOLV INC
filed 2002-08-09
CIK 916704

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________


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

        Yes [x]  No [_]

As of June 30, 2002, there were 37,695,066 shares of the registrant's common stock outstanding.

                                     DRAFT

                                 METASOLV, INC.

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 .............   3

                Condensed Consolidated Statements of Operations - For the Three Months
                  and the Six Months Ended  June 30, 2002 and 2001 ......................................   4

                Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
                  June 30, 2002 and 2001 ................................................................   5

                Notes to Condensed Consolidated Financial Statements ....................................   6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .............................................................  10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..............................  27

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings .......................................................................  28

     Item 2.    Changes in Securities and Use of Proceeds ...............................................  28

     Item 3.    Defaults Upon Senior Securities .........................................................  28

     Item 4.    Submission of Matters to a Vote of Security Holder ......................................  28

     Item 5.    Other Information .......................................................................  28

     Item 6.    Exhibits and Reports on Form 8-K ........................................................  28

SIGNATURES ..............................................................................................  29

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 METASOLV, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                         June 30,        December 31,
                                        ASSETS                                             2002             2001
                                        ------                                          ----------       ------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents ......................................................   $   66,561         $  80,658
     Marketable securities ..........................................................       12,574            56,919
     Trade accounts receivable, less allowance for doubtful accounts
        of $3,251 in 2002 and $3,171 in 2001 ........................................       20,119            12,913
     Unbilled receivables ...........................................................        2,131               617
     Prepaid expenses ...............................................................        4,532             2,095
     Other current assets ...........................................................        8,855             6,022
                                                                                        ----------         ---------
         Total current assets .......................................................      114,772           159,224
Property and equipment, net .........................................................       18,486            16,586
Goodwill ............................................................................       28,081             6,375
Intangible assets ...................................................................       16,953             4,615
Deferred tax assets and other assets ................................................        3,641             1,217
                                                                                        ----------         ---------
         Total assets ...............................................................   $  181,933         $ 188,017
                                                                                        ==========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable ...............................................................   $    6,539         $   3,663
     Accrued expenses ...............................................................       17,272            13,679
     Deferred revenue ...............................................................        9,142             9,114
                                                                                        ----------         ---------
       Total current liabilities ....................................................       32,953            26,456
Deferred income taxes ...............................................................           --               388
Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
        no shares issued or outstanding .............................................           --                --
     Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 37,695,066 in 2002, and
        37,422,649 in 2001 ..........................................................          189               187
     Additional paid-in capital .....................................................      140,599           139,750
     Deferred compensation ..........................................................         (103)             (154)
     Accumulated other comprehensive income .........................................           17               125
     Retained earnings ..............................................................        8,278            21,265
                                                                                        ----------         ---------
             Total stockholders' equity .............................................      148,980           161,173
                                                                                        ----------         ---------
             Total liabilities and stockholders' equity .............................   $  181,933         $ 188,017
                                                                                        ==========         =========

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              ------------------------        -----------------------
                                                                2002            2001            2002           2001
                                                              ---------      ---------        ---------     ---------
                                                                     (Unaudited)                    (Unaudited)
Revenues:
     License ...............................................  $   8,050      $  23,814        $  15,076     $  48,744
     Service/(1)/ ..........................................     16,686         14,608           31,522        29,259
                                                              ---------      ---------        ---------     ---------
         Total revenues ....................................     24,736         38,422           46,598        78,003
                                                              ---------      ---------        ---------     ---------
Cost of revenues:
     License ...............................................        163          2,763              319         5,761
     Amortization of intangible assets .....................      2,744             --            5,015            --
     Service/(1)/ ..........................................      8,216          7,465           15,307        15,564
                                                              ---------      ---------        ---------     ---------
         Total cost of revenues ............................     11,123         10,228           20,641        21,325
                                                              ---------      ---------        ---------     ---------
         Gross profit ......................................     13,613         28,194           25,957        56,678
                                                              ---------      ---------        ---------     ---------

Operating expenses:
     Research and development ..............................      8,806          8,115           18,457        16,432
     Sales and marketing ...................................      8,163          8,340           15,302        16,331
     General and administrative ............................      3,520          6,047            7,329        11,916
     Restructuring costs ...................................         --             --            2,787            --
     Purchased in-process research and development .........         --             --            4,060            --
                                                              ---------      ---------        ---------     ---------
         Total operating expenses ..........................     20,489         22,502           47,935        44,679
                                                              ---------      ---------        ---------     ---------
Income (loss) from operations ..............................     (6,876)         5,692          (21,978)       11,999
Interest and other income, net .............................        479          1,550              994         3,427
                                                              ---------      ---------        ---------     ---------
Income (loss) before taxes .................................     (6,397)         7,242          (20,984)       15,426
Income tax expense (benefit) ...............................     (2,429)         2,715           (7,997)        5,784
                                                              ---------      ---------        ---------     ---------
Net income (loss) ..........................................  $  (3,968)     $   4,527        $ (12,987)    $   9,642
                                                              =========      =========        =========     =========

Earnings (loss) per share of common stock:

     Basic .................................................  $  (0.11)      $    0.12        $   (0.35)    $    0.27
     Diluted ...............................................  $  (0.11)      $    0.12        $   (0.35)    $    0.25
Weighted average shares outstanding:

     Basic .................................................     37,615         36,478           37,549        36,119
     Diluted ...............................................     37,615         38,587           37,549        39,138

/(1)/ In January 2002, the Company adopted a FASB staff position regarding the income statement classification of reimbursements received for "out-of-pocket" expenses incurred. Service revenues and service cost of revenues related to this change were approximately $505,000 in the second quarter of 2002 and approximately $1,165,000 for the first six months of 2002. The second quarter and first six months of 2001 have been reclassified to present amounts previously shown net on a comparable basis by increasing service revenues and service cost of revenues by approximately $726,000 and $1,501,000, respectively.

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       -----------      -----------
                                                                                                (Unaudited)
Cash Flows from Operating Activities:
   Net income (loss) ................................................................  $  (12,987)      $    9,642
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization ................................................       7,764            1,875
       Stock compensation ...........................................................          51              159
       Loss on asset disposal .......................................................       1,122               --
       Deferred tax benefit .........................................................      (6,115)            (425)
       Tax benefit for disqualifying dispositions ...................................          --              119
       Purchased in-process research and development ................................       4,060               --
       Changes in operating assets and liabilities (net of effect of acquisition):
           Trade accounts receivable, net ...........................................      (7,206)             659
           Unbilled receivables .....................................................      (1,514)             724
           Other assets .............................................................      (1,967)           3,568
           Accounts payable and accrued expenses ....................................        (724)           6,099
           Deferred revenue .........................................................      (4,066)          (9,585)
                                                                                       ----------       ----------
         Net cash provided by (used in) operating activities ........................     (21,582)          12,835
                                                                                       ----------       ----------

Cash Flows From Investing Activities:
   Purchases of property and equipment ..............................................      (2,009)          (4,772)
   Purchase of marketable securities ................................................     (12,499)         (30,256)
   Proceeds from sale of marketable securities ......................................      57,040           54,635
   Other investing activities .......................................................        (301)            (839)
   Acquisition of  OSS Software Assets from Nortel Networks .........................     (35,594)              --
                                                                                       ----------       ----------
         Net cash provided by investing activities ..................................       6,637           18,768
                                                                                       ----------       ----------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock transactions ..............................         851            3,157
   Purchase of treasury stock .......................................................          --           (1,591)
                                                                                       ----------       ----------
         Net cash provided by financing activities ..................................         851            1,566
                                                                                       ----------       ----------
Effect of exchange rate changes on cash .............................................          (3)              --
                                                                                       ----------       ----------

Increase (decrease) in cash and cash equivalents ....................................     (14,097)          33,169
Cash and cash equivalents, beginning of period ......................................      80,658           93,695
                                                                                       ----------       ----------
Cash and cash equivalents, end of period ............................................  $   66,561       $  126,864
                                                                                       ==========       ==========

            See Notes to Condensed Consolidated Financial Statements

                                 METASOLV, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

     These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2001, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

Note 3.  Earnings Per Share

     Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                 ---------------------      ----------------------
                                                                   2002         2001          2002          2001
                                                                 ---------   ---------      ---------    ---------
         Weighted average common shares outstanding ........        37,615      36,478         37,549       36,119
         Effect of dilutive securities:
           Options .........................................            --       2,109             --        3,019
                                                                 ---------   ---------      ---------    ---------
           Weighted average common and common
           equivalent shares outstanding ...................        37,615      38,587         37,549       39,138
                                                                 =========   =========      =========    =========

     Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase the following shares of common stock (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                 ---------------------      ----------------------
                                                                    2002       2001            2002         2001
                                                                 ---------   ---------      -----------  ---------
         Antidilutive stock options ........................         8,942       2,280          8,942        1,214

Note 4.  Acquisition

     On February 1, 2002, the Company completed the acquisition of certain OSS assets from Nortel Networks. With this acquisition, the Company extended its product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol
(IP), data, and wireless communications. As a result of the acquisition, the Company now offers a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The purchase price was $35 million in cash, plus the assumption of certain liabilities of the business.

     The asset purchase agreement provides for the reduction of the cash purchase price by $3 million, which was used to cover the cost related to the issuance of stock options and retention bonuses to key employees. This cash payment has been treated as a reduction of the purchase price. In addition, direct transaction costs were approximately $4.6 million.

     We accounted for the acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No.141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." The financial results of the February 2002 acquisition have been included with those of the Company effective February 2, 2002.

     The total purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The tangible assets were inventoried and evaluated by an independent third party, and do not differ materially from the net book value in the historical financial statements of Nortel Networks. Based on an evaluation by an independent third party, we allocated the excess of the purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets, including customer arrangements, the core technology related to the products, and in-process research and development costs, with the remainder being allocated to goodwill which will be deductible for tax purposes over the next fifteen years. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

     A summary of the allocation of the purchase price follows (in thousands):

     Cash paid to Nortel Networks upon closing .............  $  35,000
     Less retention fund ...................................     (3,000)
     Less cash for vacation liabilities assumed ............     (1,037)
     Estimated transaction costs ...........................      4,631
                                                              ---------
         Total purchase price ..............................  $  35,594
                                                              =========

     Allocation of the purchase price:
     Tangible assets acquired ..............................  $   3,761
     Liabilities assumed ...................................    (11,082)
                                                              ---------
       Net tangible assets acquired ........................     (7,321)
                                                              ---------

     In-process research and development ...................      4,060
     Developed technology, including patents ...............     12,236
     Customer contracts ....................................      4,913
                                                              ---------
       Net identifiable intangible assets acquired .........     21,209
                                                              ---------
     Goodwill ..............................................     21,706
                                                              ---------
         Total purchase price ..............................  $  35,594
                                                              =========

     The $4.1 million allocated to in-process research and development costs was charged to expense upon closing on February 1, 2002. Under FAS 142, goodwill recorded as a result of the acquisition will not be amortized. The developed technology will be amortized over its useful lives of two years and the customer contracts will be amortized over their useful life of three years.

     The following summary, which was prepared on a pro forma basis, reflects the results of operations for six-month periods ended June 30, 2002 and 2001, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company's income tax benefit, but does not include a charge for in-process research and development (in thousands except per share data).

                                                                 Six Months Ended
                                                                      June 30,
                                                               ---------------------
                                                                 2002         2001
                                                               ---------   ---------
     Revenues ..............................................   $ 48,545    $ 154,675

     Net Loss ..............................................    (14,741)     (25,331)

     Basic and Diluted loss per share ......................   $  (0.39)   $   (0.70)

     Basic and diluted shares outstanding ..................     37,549       36,119


Note 5.  Segment Information

     The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

                                                                Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                               ---------------------      --------------------
                                                                 2002         2001          2002         2001
                                                               ---------   ---------      --------    --------
         Software license fees .............................   $   8,050   $  23,814      $ 15,076    $ 48,744
         Professional services .............................       5,979       5,260        11,139      10,885
         Post-contract customer support ....................      10,707       9,348        20,383      18,374
                                                               ---------   ---------      --------    --------
           Total revenues ..................................   $  24,736   $  38,422      $ 46,598    $ 78,003
                                                               =========   =========      ========    ========


Note 6.  Restructuring

     In the third quarter of 2001 the Company recorded a pre-tax restructuring charge of $3.1 million. The charge consisted of $2.0 million for a reduction in force, which was completed by the end of 2001, and approximately $1.0 million for lease commitments for certain field offices being closed and approximately $0.1 million related fixed asset write-downs. At the end of 2001 there was $1.0 million remaining in accrued liabilities for the lease commitments.

     During the quarter ended March 31, 2002, the Company recorded a pre-tax restructuring charge of $2.8 million. This charge consisted of $1.4 million for a reduction in force of approximately 100 positions, and approximately $1.2 million for write-down of assets and $0.2 million for the closing of remote offices. This restructuring program was implemented to align costs with expected market conditions. The staff reduction expenditures are expected to be completed by September 30, 2002. At June 30, 2002 there was $1.2 million included in accrued liabilities for restructuring related activity, which includes $0.3 million of severance related payments to be made, and $0.9 million of lease commitments remaining. The following table summarizes the status of the restructuring actions (in thousands).

                                           Employee Severance    Exit Costs      Total
                                           ------------------    ----------      -----
Balance at December 31, 2001 ...........         $     --          $ 1,006      $ 1,006
     Restructuring charges .............            1,428            1,359        2,787
     Amounts utilized in  2002 .........           (1,163)          (1,415)      (2,578)
                                                 --------          -------      -------
Balance at June 30, 2002 ...............         $    265          $   950       $1,215
                                                 ========          =======      =======

Note 7.  Comprehensive Income

     The Company reports comprehensive income in its consolidated statement of stockholder's equity. Comprehensive income represents changes in stockholders equity from non-owner sources. The only comprehensive income items for the Company are unrealized gains on available-for-sale securities and foreign currency translations. The comprehensive income items for the reported periods are (in thousands):

                                                         June 30,    December 31,
                                                           2002          2001
                                                       ----------    ------------
                                                      (Unaudited)
     Currency translation gains (losses) ..........    $       (1)    $        2
     Unrealized gains on securities ...............            18            123
                                                       ----------     ----------
         Total ....................................    $       17     $      125
                                                       ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading global provider of operations support systems (OSS) software solutions that help communications providers manage their networks and services. Our products automate key communications management processes, from network planning and engineering to operations and customer care. Our products enable communications providers to increase revenue and reduce costs through more efficient management of network resources, quick deployment of communication services, and delivery of superior customer service. We derive substantially all of our revenue from the sale of software licenses, related professional services, and support of our software to communications services providers.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results may differ from these estimates. The reported financial results are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

     Terms and conditions for our licensing and professional services agreements are typically covered by signed orders that reference our master agreement with the customer. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales during a quarter may negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment over extended periods. When installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all revenue recognition criteria have been met.

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

     Our software products are priced to meet the needs of our target market segments, which include large facility-based incumbent service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customers' usage as measured by the number of users of our product, the number of our customers' subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers' usage of our product exceeds earlier license limits. Annual maintenance and support contracts are priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

     Service revenues consist principally of software implementation, consulting and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with system integrator partners to provide consulting services to our customers. We primarily offer and expect to continue to offer the majority of our services on an hourly basis. We also offer several fixed-price consulting packages, primarily for repeatable solutions.

     We recognize revenue only in cases where a customer's ability to pay is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry among other factors. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided or reduce the allowance currently provided.

     Goodwill will be tested for impairment at least annually by comparing the fair value of the reporting unit to the carrying value of the reporting unit. For purposes of analyzing goodwill for impairment using the guidance of SFAS 142, we have determined that the Company is one reporting unit. All other intangible assets are evaluated for impairment by comparing carrying amount of an intangible asset to the fair value of the intangible asset. The impairment to be recognized is measured by the extent that the carrying value of the intangible asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company uses future cash flows as the basis for determining fair value.

Acquisitions

     On February 1, 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, we now offer a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. Our financial results include revenues and costs of the acquired business effective February 2, 2002.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

                                              Three Months                          Six Months
                                              Ended June 30,                       Ended June 30,
                                          ---------------------       ------------------------------------------
                                                                                              Percentage Dollar
                                            2002         2001           2002          2001           Change
                                          ---------------------       ------------------------------------------
                                              (Unaudited)                   (Unaudited)
Revenues:
     License ...........................     33%          62%            32%           62%           (69)%
     Service ...........................     67%          38%            68%           38%             8%
                                            ---          ---            ---           ---            ---
       Total revenues ..................    100%         100%           100%          100%           (40)%

Cost of revenues:
License ................................      1%           7%             1%            7%           (94)%
     Amortization of intangible
        assets .........................     11%          --             11%           --             nm
     Service ...........................     33%          19%            33%           20%            (2)%
                                            ---          ---            ---           ---            ---
       Total cost of revenues ..........     45%          27%            44%           27%            (3)%
                                            ---          ---            ---           ---            ---

Gross profit ...........................     55%          73%            56%           73%           (54)%

Operating expenses:
     Research and development ..........     36%          21%            40%           21%            12%
     Sales and marketing ...............     33%          22%            33%           21%            (6)%
     General and administrative ........     14%          16%            16%           15%           (38)%
     Restructuring costs ...............     --           --              6%           --             nm
     In-process R&D write-off ..........     --           --              9%           --             nm
                                            ---          ---            ---           ---            ---
       Total operating expenses ........     83%          59%           103%           57%             7%
                                            ---          ---            ---           ---            ---

Income (loss) from operations ..........    (28)%         15%           (47)%          15%          (283)%

Interest and other income, net .........      2%           4%             2%            4%           (71)%
                                            ---          ---            ---           ---            ---

Income (loss) before taxes .............    (26)%         19%           (45)%          20%            nm
Income tax expense (benefit) ...........    (10)%          7%           (17)%           7%            nm
                                            ---          ---            ---           ---            ---
Net income (loss) ......................    (16)%         12%           (28)%          12%            nm
                                            ===          ===            ===           ===            ===

nm= not meaningful

Revenues

     Total revenues decreased 36% to $24.7 million in the quarter ended June 30, 2002, from $38.4 million in the quarter ended June 30, 2001. For the first six months of 2002, total revenues decreased 40% to $46.6 million from $78.0 million in the first six months of 2001. The decreases in both the three and six month periods resulted from a decline in license sales, partially offset by increases in services revenue. Approximately 60% of our revenues in the quarter ended June 30, 2002, were derived from MetaSolv-developed products, and approximately 40% were derived from products acquired from Nortel Networks.

     License fees. License fee revenues declined 66% to $8.1 million in the quarter ended June 30, 2002, from $23.8 million in the quarter ended June 30, 2001. For the first six months of 2002, license revenues decreased 69% to $15.1 million from $48.7 million in the first six months of 2001. The sharp decline in license revenue in both the quarter and year-to-date periods primarily resulted from fewer large sales to new customers and fewer follow-on sales of capacity licenses and add-on functionality to existing customers.

     We believe that the decline in license revenues is the result of the protracted downturn in the telecommunications industry, which has resulted in significant decreases in capital expenditures by service providers. We expect these weak market conditions to continue in the near-term.

     Ultimately, we believe that as market conditions return to normal for telecommunications providers, capital spending will begin to increase. At that time, due to our extensive product portfolio resulting from our recent acquisition, we believe we will have the opportunity to extend deployments at existing customers with new products and product extensions of existing implementations, resulting in an increase in license revenues.

     Services. Revenues from services increased 14% to $16.7 million in the quarter ended June 30, 2002, from $14.6 million in the quarter ended June 30, 2001. For the first six months of 2002, service revenues increased 8% to $31.5 million from $29.3 million in the first six months of 2001. The increases in the quarter and year-to-date periods were due to higher consulting and maintenance service revenues attributable to our recently acquired products.

     Consulting and education service revenues increased 14% to $6.0 million in the quarter ended June 30, 2002, from $5.3 million in the quarter ended June 30, 2001. The increase in consulting and education revenues resulted from larger, but fewer, consulting projects. The larger project size reflects the scope of engagements primarily at tier one and two customers, while the lower number of overall projects reflects fewer new customer implementations. For the first six months of 2002, consulting and training revenues were $11.1 million, compared to $10.9 million in the first six months of 2001.

     Our future consulting and training revenue will continue to be largely dependent on sales of new license products requiring implementations and our customers' spending for enhancements and integrations that make their businesses more efficient.

     Post-contract customer support, or maintenance revenues, increased 15% to $10.7 million in the quarter ended June 30, 2002, from $9.3 million in the quarter ended June 30, 2001. The increase in maintenance revenue was primarily due to the inclusion of customer support for our newly acquired products, partially offset by a 21% decline in MetaSolv Solution maintenance revenue compared to the year-ago period. The decline in same-product maintenance revenue resulted primarily from financial difficulties at some of our customers. The newly acquired products represented approximately one-third of our total maintenance revenue in the most recent fiscal quarter. For the first six months of 2002, maintenance revenues increased 11% to $20.4 million, from $18.4 million in the first six months of 2001, also primarily due to inclusion of customers for our newly acquired products.

     We expect continued consolidations and financial weakness in some customers, and this may adversely impact their ability to pay for maintenance support.

     Concentration of Revenues. During the quarter ended June 30, 2002, our top ten customers represented 45% of our total revenue, with one customer accounting for 11% of revenue. In any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. We believe that the loss of any one of these customers would not seriously harm our overall business or financial condition, but our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

     Our number of active customers increased from 90 at December 31, 2001, to more than 150 on June 30, 2002, primarily as a result of our February 2002 acquisition.

     International Revenues During the second quarter of 2002, we recognized $11.5 million in revenues from sources outside the United States compared to $16.0 million in the second quarter of 2001. These international revenues were 47% of total revenues in the second quarter of 2002 compared to 42% in the second quarter of 2001.

      In the six month period ended June 30, 2002, international revenues were $17.4 million, or 37% of total revenues compared to $17.5 million or 22% in the first six months of 2001.

     We expect our international revenues to increase as a percentage of our total revenue due to our local sales and support infrastructure in both Europe and Latin America, and to our February 2002 acquisition that brought an established European base of customers.

Cost of Revenues

     License Costs. License costs consist primarily of royalties for third party software that is used to develop or is embedded in our products. License costs were $0.2 million in the quarter ended June 30, 2002 and $2.8 million in the quarter ended June 30, 2001, representing 2% and 12% of license revenue in each period, respectively. For the six month period ended June 30, 2002, license costs were $0.3 million, compared to $5.8 million for the six month period ended June 30, 2001, representing 2% and 12% of license revenues during each period, respectively. The decrease in license costs, in dollars and as a percentage of license revenue, is primarily due to the elimination of royalty expense for use of third party e-commerce software. In July 2001 we replaced a royalty-based agreement with a one-time payment for a perpetual license. Lower license revenue in the most recent fiscal quarter also resulted in lower license costs. We expect future license costs to increase as a percentage of license revenue as we sell our newly acquired OSS products, some of which bear higher third-party royalty obligations. We plan to continue the use of third party software where it provides an advantage for our customers.

     Amortization of Intangible Assets. For the quarter ended June 30, 2002, cost of revenues includes a $2.7 million charge for amortization of intangible assets acquired from Nortel Networks and Lat45 Information Systems Inc. Technology rights and customer contracts purchased from Nortel resulted in a $2.3 million expense in the most recent fiscal quarter, while technology rights and customer contracts purchased from Lat45 resulted in amortization of $0.4 million. The value assigned to intangible assets is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful lives of these assets range from nine months to thirty-six months.

     For the six month period ended June 30, 2002, cost of revenues includes a $5.0 million charge for amortization of intangible assets which consists of $4.2 million amortization of technology rights and contracts purchased form Nortel and $0.8 million amortization of technology rights on contracts purchased from Lat45.

     Service Costs. Service costs consist of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontract arrangements.

     Service costs were $8.2 million in the quarter ended June 30, 2002, up from $7.5 million in the quarter ended June 30, 2001, representing 49% and 51% of service revenues in each year, respectively. The increase in service costs in the most recent fiscal quarter primarily resulted from additional customer support staffing for our newly acquired products. The decrease in service costs as a percentage of service revenues was primarily due to the relatively higher proportion of higher-margin maintenance revenues in the 2002 period, relative to consulting and training revenues.

     For the six month period ended June 30, 2002, service costs were $15.3 million, compared to $15.6 million in the year-ago period, representing 49% and 53% of service revenues, respectively. Service costs declined in the most recent six month period due to a 48% reduction in our use of third-party consultants. Service margins improved in the most recent six month period due to a higher proportion of maintenance revenue, and also due to improved consulting utilization. We expect that future service margins as a percentage of service revenues will improve in periods when service revenues contain a higher proportion of maintenance revenue, and decline in periods with a higher proportion of consulting revenues.

Operating Expenses

     Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Product research and development expenses increased 9% to $8.8 million for the quarter ended June 30, 2002, from $8.1 million for the quarter ended June 30, 2001, representing 36% and 21% of revenue in each period, respectively.

     For the six month period ended June 30, 2002, research and development expenses increased 12% to $18.5 million, from $16.4 million in the quarter ended June 30, 2001, equating to 40% and 21% of total revenues in each period, respectively. The increases in expenses for both the second quarter and the six month period were primarily due to additional resources to develop our new products and was partially offset by lower contracted development expenses. Research and development expenses increased as a percentage of revenues in both the second quarter and the six month period due to the increased personnel costs acquired in the February acquisition, coupled with the decline in revenues for the respective periods.

     During the most recent fiscal quarter, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including next generation wireless mobility technologies and user-group defined product enhancements. Specific enhancements include improved integration between our existing products and also with major CRM, billing, and service assurance systems, so that communications providers can more quickly realize business efficiencies using MetaSolv products. We are also developing products and enhancements to address the needs of our tier one customers, and to extend the breadth of functionality for IP management.

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

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software. Sales and marketing expenses decreased 2% to $8.2 million for the quarter ended June 30, 2002, from $8.3 million for the quarter ended June 30, 2001, representing 33% and 22% of revenue in each period, respectively. The lower sales and marketing expense in the most recent fiscal quarter was primarily due to lower commission expense associated with lower revenue, partially offset by a 41% increase in sales and marketing staff to support our new products and strengthen our worldwide sales force.

     For the six month period ended June 30, 2002, sales and marketing expenses decreased 6% to $15.3 million from $16.3 million in the quarter ended June 30, 2001, representing 33% and 21% of revenue in each period, respectively. The decrease in sales and marketing expenses was primarily due to a 62% reduction in commission expense related to lower revenues, partially offset by staffing increases that correspond to marketing support for our new products and our strengthened sales force in Europe and South America.

     General and Administrative Expenses. General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management not directly allocated to other departments. General and administrative expenses decreased 42% to $3.5 million in the quarter ended June 30, 2002, from $6.0 million for the quarter ended June 30, 2001, representing 14% and 16% of revenue in each period, respectively. For the six month period ended June 30, 2002, general and administrative expenses decreased 38% to $7.3 million, compared to $11.9 million in the year ago period, equating to 16% and 15% of revenues in each period, respectively. The decreases in general and administrative expenses in both the quarter and year-to-date periods were primarily due to a reduction in bad debt expense. Staffing in general and administrative functions remained relatively unchanged between the periods, despite the acquisition of new products and expansion into new geographic locations.

     Restructuring Costs. In February 2002, we restructured our operations to align costs with expected market conditions and recorded a pre-tax restructuring charge of $2.8 million in the quarter ended March 31, 2002. This charge consisted of $1.4 million for severance costs related to a reduction in force of approximately 100 people, and $1.4 million for write-down of assets and closing of remote offices. We expect these actions to yield approximately $10 million in annual cost savings. There was no restructuring charge in the quarter ended June 30, 2002 or in the year-ago periods. We regularly evaluate opportunities to align costs with expectations for future revenues and market conditions, and may take future restructuring actions to better position our company for profitable growth.

     In-Process Research and Development. In connection with our acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for acquired in-process research and development (IPR&D) during the quarter ended March 31, 2002. There were no IPR&D costs in the most recent fiscal quarter or comparable year-ago periods. At the date of the acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 18% for the IPR&D project. It is anticipated that the remaining costs to complete the projects will be approximately $1.7 million and project release dates will range from mid 2002 through the end of 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

Interest and Other Income, Net

     Interest and other income, net, was $0.5 million in the quarter ended June 30, 2002, compared to $1.6 million in the quarter ended June 30, 2001. For the six month period ended June 30, 2002, interest and other income, net, was $1.0 million, compared to $3.4 million in the year-ago period. The decrease in interest and other income in the second quarter was due to a 48% decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

     We recorded an income tax benefit of $2.4 million in the second quarter, and $8.0 million for the first six months of 2002 due to the fact that we incurred losses before tax of $6.4 million and $21.0 million, respectively. For the second quarter and first six months of 2001, we recorded tax expense of $2.7 million and $5.8 million, respectively, as we generated taxable income during each of those periods.

     The effective tax benefit rate for the second quarter of 2002 was 38.0% of the loss incurred, compared to the 37.5% tax rate reported for the second quarter of 2001. The effective tax rate differs from the Federal statutory rate due to state taxes, items that are not deductible for tax purposes, and realization of research and development tax credits.

Net Income (Loss)

     Our net loss for the quarter ended June 30, 2002 was $4.0 million, or $0.11 per share of common stock. This compares to net income of $4.5 million for the quarter ended June 30, 2001, or $0.12 per diluted share. For the six month period ended June 30, 2002, our net loss was $13.0 million compared to net income of $9.6 million for the six month period ended June 30, 2001.

Liquidity and Capital Resources

     At June 30, 2002, our primary sources of liquidity were $79.1 million in cash and marketable securities, representing 43% of total assets. Total cash and marketable securities decreased $58.4 million from $137.6 million at the end of 2001. This decrease was primarily attributable to the February 2002 acquisition ($35.8 million), cash used in operations ($21.4 million), and capital expenditures ($2.0 million).

     Cash used by operating activities during the six month period ended June 30, 2002, was $21.6 million, compared to $12.8 million generated from operations during the equivalent period in 2001. The $21.6 million is primarily comprised of our $13.0 million net loss adjusted for non-cash items such as: an increase of $15.5 million in non-cash working capital and a $6.1 million decrease in deferred taxes, which were partially offset by $7.8 million in depreciation expense, and $4.1 million purchased in-process research and development expense.

     Accounts receivable (net) increased from $12.9 million at the end of 2001 to $20.1 million at June 30, 2002. The $7.2 million increase resulted primarily from the 29% increase in revenues in second quarter 2002 from fourth quarter 2001 and non-linearity of billings during the second quarter. We did not acquire any receivables in our recent acquisition.

     Accrued liabilities and accounts payable at June 30, 2002 totaled $23.8 million, compared to $17.3 million at December 30, 2001. The $6.5 million increase in accrued liabilities during the first half of 2002 relates primarily to our increased scale of operations.

     Net cash from investing activities was $6.6 million in the six month period ended June 30, 2002, comprised of the net sale of $44.5 million in marketable securities, partially offset by $35.6 million in acquisition-related cash outflows and $2.0 million in capital expenditures primarily for computing hardware and software and leasehold improvements for our new employees and offices. We have no unusual capital commitments at June 30, 2002, and our principal commitments consist of obligations under operating leases.

     Net cash provided from financing activities consisted of $0.9 million in proceeds from issuance of common stock upon the exercise of employee stock options.

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

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

     Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values was completed by June 30, 2002 and no impairment was indicated as of January 1, 2002 . Since we had not completed any acquisitions prior to June 30, 2001, we had no goodwill that was being amortized prior to January 1, 2002. We completed our acquisition of Lat45 Information Systems Inc. in July of 2001 and recorded $6.4 million of goodwill. We completed our acquisition of certain OSS Assets from Nortel Networks in February of 2002 and recorded $21.7 million of goodwill. Goodwill will be evaluated for impairments in future periods and may result in future charges to operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The impact of its adoption did not have a material impact on our results of operations or financial position.

     In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods have been reclassified. In January 2002, the Company adopted the FASB staff position regarding the income statement classification of reimbursements received for "out-of-pocket" expenses incurred. Service revenues and service cost of revenues related to this change were approximately $505,000 in the second quarter of 2002 and approximately $1,165,000 for the first six months of 2002. The second quarter and first six months of 2002 have been reclassified to present amounts previously shown net on a comparable basis by increasing services revenues and services cost of revenues by approximately $726,000 and $1,501,000, respectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results but do not believe they will be material.

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

        . Our customers' willingness to buy, rather than build, order processing, management and fulfillment software, network and service planning, activation, network mediation, and service assurance software;

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

     Some contracts for software licenses may not qualify for revenue recognition upon product delivery. Revenue may be deferred when there are significant elements required under the contract that have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. A higher concentration of large telecom service providers and larger, more complex agreements may increase the frequency and amount of these deferrals. With these uncertainties we may not be able to predict accurately when revenue from these contracts will be recognized.

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

     Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. Many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. In recent months several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in out customer's operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR
REVENUE.

     A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. For the six month period ended June 30, 2002, our top ten customers accounted for 38% of our total revenues, with no single customer more than 6% of total revenue. During the year 2001, our top ten customers accounted for 36% of our total revenues, with no single customer accounting for more than 6% of total revenue. However, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

IN ORDER TO GENERATE INCREASED REVENUE, WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

     We must expand our direct and indirect sales operations to increase market awareness of our products and to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. As the telecommunications service provider market consolidates, there may be an increased tendency on the part of the remaining service providers to purchase through large systems integrators and third-party resellers. We are working to expand our relationships with systems integrators and other partners to expand our indirect sales channels. Failure to expand these sales channels could adversely affect our revenues and operating results. In addition, we will need to manage potential conflicts between our direct sales force and third party reselling efforts.

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

           Risk of entering new markets in which we have limited experience;

        . Risk of increased costs related to expansion and compensation of indirect sales channels;

        . Risk of increased costs related to royalties for third party products that may be included with our own software products and services; and

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

THE VALUE OF OUR ASSETS MAY BECOME IMPAIRED.

     Should our marketing and sales plan not materialize in the near term, the realization of our intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements contained in this report have been prepared based on management's estimates of realizability, and these estimates may change in the future due to unforeseen canges in our results or market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At June 30, 2002, the weighted average pre-tax interest rate on the investment portfolio is approximately 2.1%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position. During the quarter ended June 30, 2002, had short-term market interest rates averaged 10% more than in 2001, there would have been no material adverse impact on our results of operations or financial position.

     Our exposure to adverse movements in foreign exchange rates is insignificant. Therefore, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. During the quarter ended June 30, 2002, had these rates averaged 10% more than in 2001, there would have been no material impact on our results of operations or financial position.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     No change from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 21, 2002.

     The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

          Nominee                                     For             Withheld
          -------                                  ----------        ----------
          John E. Berndt                           31,785,853        3,523,967
          James P. Janicki                         31,609,549        3,700,271
          John W. White                            31,786,303        3,523,517

     No other matters were voted upon at the annual meeting.

 Item 5.     Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Sublease dated June 4, 2002 between Zarlink Semiconductor Inc. and MetaSolv Software Canada, Inc.
         10.2 Consent to sublease agreement dated June 4, 2002 among Mitel Research Park Corporation, Zarlink Semiconductor Inc. and MetaSolv Software Canada Inc.
         10.3   Indemnity Agreement dated June 4, 2002 by MetaSolv, Inc.

     (b) Reports on Form 8-K.

         (i) Current report on Form 8-K of MetaSolv, Inc. dated July 3, 2002, reporting the filing of a press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 9, 2002



                            METASOLV, INC.


                                 /s/ Glenn A. Etherington
                            --------------------------------------------
                            Glenn A. Etherington
                            Chief Financial Officer
                            Duly Authorized Officer on behalf of the Registrant