Form 10-Q
period 2002-09-30
METASOLV INC
filed 2002-11-15
CIK 916704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

COMMISSION FILE NUMBER 0-17920

METASOLV, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2912166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5560 Tennyson Parkway
Plano, Texas 75024
(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 403-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

As of September 30, 2002, there were 37,711,296 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

METASOLV, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,984	$80,658
Marketable securities	10,041	56,919
Trade accounts receivable, less allowance for doubtful accounts of $4,099 in 2002 and $3,171 in 2001	18,392	12,913
Unbilled receivables	1,848	617
Prepaid expenses	3,492	2,095
Deferred taxes	12,663	4,254
Other current assets	5,987	1,768

Total current assets	113,407	159,224

Property and equipment, net	18,079	16,586
Goodwill	—	6,375
Intangible assets	7,842	4,615
Deferred tax assets and other assets	2,203	1,217

Total assets	$141,531	$188,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,533	$3,663
Accrued expenses	19,031	13,679
Deferred revenue	9,995	9,114

Total current liabilities	32,559	26,456

Deferred income taxes	—	388

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 37,711,296 in 2002, and 37,422,649 in 2001	189	187
Additional paid-in capital	143,783	139,750
Deferred compensation	(81)	(154)
Accumulated other comprehensive income	(543)	125
Retained earnings (accumulated deficit)	(34,376)	21,265

Total stockholders’ equity	108,972	161,173

Total liabilities and stockholders’ equity	$141,531	$188,017

See Notes to Condensed Consolidated Financial Statements

METASOLV, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
License	$6,376	$12,111	$21,453	$60,855
Service(1)	14,684	11,985	46,205	41,244

Total revenues	21,060	24,096	67,658	102,099

Cost of revenues:
License	271	299	590	6,060
Amortization and impairment of intangible assets	9,105	963	14,120	963
Service(1)	8,804	5,045	24,111	20,609

Total cost of revenues	18,180	6,307	38,821	27,632

Gross profit	2,880	17,789	28,837	74,467

Operating expenses:
Research and development	8,002	7,708	26,459	24,140
Sales and marketing	7,027	5,727	22,329	22,058
General and administrative	3,619	5,279	10,948	17,195
In-process research and development write-off	—	2,940	4,060	2,940
Restructuring and other costs	3,195	3,142	5,982	3,142
Goodwill impairment	28,742	—	28,742	—

Total operating expenses	50,585	24,796	98,520	69,475

Income (loss) from operations	(47,705)	(7,007)	(69,683)	4,992
Interest and other income, net	478	1,191	1,472	4,618
Loss on investments	—	(3,429)	—	(3,429)

Income (loss) before taxes	(47,227)	(9,245)	(68,211)	6,181
Income tax expense (benefit)	(4,574)	(2,841)	(12,571)	2,943

Net income (loss)	$(42,653)	$(6,404)	$(55,640)	$3,238

Earnings (loss) per share of common stock:
Basic	$(1.13)	$(0.17)	$(1.48)	$0.09
Diluted	$(1.13)	$(0.17)	$(1.48)	$0.08
Weighted average shares outstanding:
Basic	37,765	37,127	37,621	36,515
Diluted	37,765	37,127	37,621	39,653

(1)
In January 2002, the Company adopted a FASB staff position regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. Service revenues related to this change were approximately $477,800 in the third quarter of 2002 and approximately $1,642,700 for the first nine months of 2002. The third quarter and first nine months of 2001 have been reclassified to present amounts previously shown net on a comparable basis by increasing service revenues and service cost of revenues by approximately $462,900 and $1,964,100, respectively.

See Notes to Condensed Consolidated Financial Statements

METASOLV, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(55,640)	$3,238
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	28,742	—
Amortization and impairment of intangible assets	14,120	963
Depreciation and amortization	4,337	2,933
Stock compensation	73	233
Loss on asset disposal	1,145	70
Deferred tax benefit	(10,342)	(2,657)
Tax benefit for disqualifying dispositions	3,142	182
Loss on investments	—	3,429
Purchased in-process research and development	4,060	2,940
Changes in operating assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(5,479)	11,723
Unbilled receivables	(1,231)	770
Other assets	(5,057)	2,528
Accounts payable and accrued expenses	(2,627)	(2,107)
Deferred revenue	(3,213)	(14,100)

Net cash provided by (used in) operating activities	(27,970)	10,145

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,213)	(5,749)
Purchase of marketable securities	(20,783)	(40,551)
Proceeds from sale of marketable securities	67,558	73,947
Increase in restricted cash	—	(2,000)
Acquisition of Lat45 Information Systems	—	(6,779)
Acquisition of Nortel Networks’ OSS Software Assets	(35,594)	—

Net cash provided by investing activities	7,968	18,868

Cash Flows from Financing Activities:
Proceeds from common stock transactions	894	3,234
Purchase of treasury stock	(1)	(1,591)

Net cash provided by financing activities	893	1,643

Effect of exchange rate changes on cash	(565)	—

Increase (decrease) in cash and cash equivalents	(19,674)	30,656
Cash and cash equivalents, beginning of period	80,658	93,695

Cash and cash equivalents, end of period	$60,984	$124,351

See Notes to Condensed Consolidated Financial Statements

METASOLV, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2001, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Note 2.    Revenue Recognition

The Company records revenue in accordance with Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require recognition of revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Note 3.    Earnings Per Share

Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	37,765	37,127	37,621	36,515
Effect of dilutive securities:
Options	—	—	—	3,138

Weighted average common and common equivalent shares outstanding	37,765	37,127	37,621	39,653

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase the following shares of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Antidilutive stock options	8,832	7,216	8,832	1,500

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

We accounted for the acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets.” The financial results of the February 2002 acquisition have been included with those of the Company effective February 2, 2002.

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

A summary of the allocation of the purchase price follows (in thousands):

Cash paid to Nortel Networks upon closing	$35,000
Less retention fund	(3,000)
Less cash for vacation liabilities assumed	(1,037)
Estimated transaction costs	4,631

Total purchase price	$35,594

Allocation of the purchase price:
Tangible assets acquired	$3,761
Liabilities assumed	(11,948)

Net tangible assets acquired	(8,187)

In-process research and development	4,060
Developed technology, including patents	12,236
Customer contracts	5,118

Net identifiable intangible assets acquired	21,414

Goodwill	22,367

Total purchase price	$35,594

The $4.1 million allocated to in-process research and development costs was charged to expense upon closing on February 1, 2002. The developed technology will be amortized over its useful life of two years and the customer contracts will be amortized over their useful life of three years.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for nine-month periods ended September 30, 2002 and 2001, as if the February 2002 acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for in-process research and development (in thousands except per share data):

	Nine Months Ended September 30,
	2002	2001
Revenues	$69,605	$155,235
Net loss	$(54,642)	$(21,114)
Basic and diluted loss per share	$(1.45)	$(0.58)
Basic and diluted shares outstanding	37,621	36,515

Note 5.    Segment Information

The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Software license fees	$6,376	$12,111	$21,453	$60,855
Professional services	5,097	3,464	16,236	14,349
Post-contract customer support	9,587	8,521	29,969	26,895

Total revenues	$21,060	$24,096	$67,658	$102,099

Note 6.    Restructuring and Other Costs

In the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $3.1 million. The charge consisted of $2.0 million for a reduction in force of approximately 100 positions, which was completed by the end of 2001, and approximately $1.0 million for lease commitments for certain field offices being closed and approximately $0.1 million in related fixed asset write-downs.

In the first quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.8 million. This charge consisted of $1.4 million for a reduction in force of approximately 100 positions, approximately $1.2 million for write-down of assets and approximately $0.2 million for the closing of remote offices. This restructuring program was implemented to align costs with expected market conditions.

In the third quarter of 2002, the Company recorded pre-tax restructuring charge of $3.2 million. This charge consisted of $2.6 million for a reduction in force of approximately 100 positions, $1.0 million for lease commitments for certain field offices being closed, and approximately $0.6 million of related asset write-downs, partially offset by a $1.0 million non recurring adjustment to accrued royalties.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Cost	Intangibles & Other	Total
Balance at December 31, 2001	$—	$1,006	$—	$1,006
Restructuring charges 1Q, 2002	1,428	1,359	—	2,787
Restructuring charges 3Q, 2002	2,616	1,583	(1,004)	3,195
Amounts utilized in 2002	(2,273)	(2,057)	1,004	(3,326)

Balance at September 30, 2002	$1,771	$1,891	$—	$3,662

Note 7.    Impairment of Goodwill and Intangible Assets

The Company is required to assess the value of enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether enterprise goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data.

During the three months ended September 30, 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential reduction in the value of enterprise goodwill existed; therefore, management performed an interim valuation based on estimated future cash flows as of July 31, 2002. This valuation indicated that an impairment of enterprise goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the enterprise goodwill.

The changes in the carrying value of goodwill during the nine months ended September 30, 2002, are as follows:

Balance at of December 31, 2001	$6,375
Purchase of assets from Nortel Networks	21,706
Purchase price adjustments	661
Impairment charge	(28,742)

Balance at September 30, 2002	$—

In the third quarter of 2002, the Company reassessed the value of intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7.2 million. The revaluation of intangible assets consisted of a reduction in the value of technology rights acquired in each of the acquisitions.

Note 8.    Comprehensive Income (loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(42,653)	$(6,404)	$(55,640)	$3,238
Unrealized gains (losses) on securities	1	91	(103)	179
Foreign currency translation adjustments	(562)	8,521	(565)	2

Comprehensive income (loss)	$(43,214)	$(6,313)	$(56,308)	$3,419

Note 9.    Income Tax Benefit

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The write-down of the goodwill and revaluation of intangible assets generated an increase in the Company’s deferred tax benefits. Based upon the available evidence, which includes the Company’s recent operating performance and projections for the future near term performance, the Company has provided a valuation allowance of approximately 50% of its net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. Any future changes will be reflected as a component of income tax expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

We generally recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98-9, deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

Our software products are priced to meet the needs of our target market segments, which include large facility-based incumbent service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customers’ usage as measured by the number of users of our product, the number of our customers’ subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers’ usage of our product exceeds earlier license limits. Annual maintenance and support contracts are priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

Service revenues consist principally of software implementations, upgrades and configurations, and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with system integrator partners to provide consulting services to our customers. We primarily offer and expect to continue to offer the majority of our services on an hourly basis. We also offer fixed-price consulting packages, primarily for repeatable solutions.

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations:

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001	Percentage Dollar Change
	(Unaudited)		(Unaudited)
Revenues:
License	30%	50%	32%	60%	(65)%
Service	70%	50%	68%	40%	12%

Total revenues	100%	100%	100%	100%	(34)%
Cost of revenues:
License	1%	1%	1%	6%	(90)%
Amortization and impairments of intangible assets	43%	4%	21%	1%	nm
Service	42%	21%	36%	20%	17%

Total cost of revenues	86%	26%	57%	27%	40%

Gross profit	14%	74%	43%	73%	(61)%
Operating expenses:
Research and development	38%	32%	39%	24%	10%
Sales and marketing	33%	24%	33%	22%	1%
General and administrative	17%	22%	16%	17%	(36)%
In-process R&D write-off	—	12%	6%	3%	38%
Restructuring and other costs	15%	13%	9%	3%	90%
Goodwill impairment	136%	—	42%	—	nm

Total operating expenses	240%	103%	146%	68%	42%

Income (loss) from operations	(227)%	(29)%	(103)%	5%	nm
Interest and other income, net	2%	5%	2%	5%	68%
Loss on investments	—	(14)%	0%	(3)%	nm

Income (loss) before taxes	(224)%	(38)%	(101)%	6%	nm
Income tax expense (benefit)	(22)%	(12)%	(19)%	3%	nm

Net income (loss)	(203)%	(27)%	(82)%	3%	nm

nm= not meaningful

Revenues

Total revenues decreased 13% to $21.1 million in the quarter ended September 30, 2002, from $24.1 million in the quarter ended September 30, 2001. For the first nine months of 2002, total revenues decreased 34% to $67.7 million from $102.1 million in the first nine months of 2001. The decreases in both the three and nine months resulted from a decline in license sales, partially offset by an increase in service revenue. Approximately 58% of our revenues for the nine months ended September 30, 2002, were derived from MetaSolv Solution products, and approximately 42% were derived from products acquired from Nortel Networks.

License fees.    License fee revenues declined 47% to $6.4 million in the quarter ended September 30, 2002, from $12.1 million in the quarter ended September 30, 2001. For the first nine months of 2002, license revenues decreased 65% to $21.5 million from $60.9 million in the first nine months of 2001. The sharp decline in license revenue in both the quarter and year-to-date periods resulted primarily from fewer sales to new customers and fewer follow-on sales of capacity licenses and add-on functionality to existing customers. The decline in revenue between the year-to-date periods includes an 82% reduction in revenue from MetaSolv Solution products, partially offset by revenues from the addition of acquired products.

We believe that the decline in license revenues is the result of the protracted downturn in the telecommunications industry, and related decreases in capital expenditures by service providers. We expect these weak market conditions to continue in the near-term. Ultimately, we believe that market conditions for communications providers will improve and their capital spending will increase. As market conditions improve, we believe our extensive product portfolio will position us well to extend deployments at existing customers with new products and product extensions, and to initiate deployments at new customers, resulting in an increase in license revenues.

Services.    Revenues from services increased 23% to $14.7 million in the quarter ended September 30, 2002, from $12.0 million in the quarter ended September 30, 2001. For the first nine months of 2002, service revenues increased 12% to $46.2 million from $41.2 million in the first nine months of 2001. The increases in the quarter and year-to-date periods were due to consulting and maintenance service revenues attributable to our recently acquired products.

Consulting and education service revenues increased 47% to $5.1 million in the quarter ended September 30, 2002, from $3.5 million in the quarter ended September 30, 2001. For the first nine months of 2002, consulting and education service revenues increased 14% to $16.2 million, from $14.3 million in the first nine months of 2001. The increase in consulting and education revenues resulted from fewer, but larger, services engagements. The larger project size reflects the scope of engagements primarily at tier one and two tier customers, while the lower number of overall projects reflects fewer new customer implementations.

Our future consulting and education service revenue will continue to be influenced by the number and size of license sales requiring implementations, and our customers’ spending for enhancements and integrations that make their businesses more efficient. We are marketing longer services engagements to key customers to help them use our products most efficiently, and we expect these longer engagements to provide more stability in our consulting revenues.

Post-contract customer support, or maintenance revenues, increased approximately 12% to $9.6 million in the quarter ended September 30, 2002, from $8.5 million in the quarter ended September 30, 2001. The increase in maintenance revenue was primarily due to the inclusion of customer support for our newly acquired products, partially offset by a 33% decline in MetaSolv Solution maintenance revenue compared to the year-ago period. The decline in same-product maintenance revenue resulted primarily from financial difficulties at some of our smaller customers. The newly acquired products represented approximately 40% of our total maintenance revenue in the most recent fiscal quarter. For the first nine months of 2002, maintenance revenues increased 11% to $30.0 million, from $26.9 million in the first nine months of 2001, also primarily due to inclusion of customers of our newly acquired products.

Concentration of Revenues.    As of September 30, 2002, our active customer list includes more than 150 communications service providers worldwide. During the quarter ended September 30, 2002, our top ten customers represented 43% of our total revenue. No single customer accounted for 10% or more of revenue during the quarter ended September 30, 2002. Our largest receivable balance for a single customer, or reseller, as of September 30, 2002, was 36% of total receivables. In any given quarter we generally derive a significant portion of our revenue from a small number of relatively large sales. We believe that the loss of any one of these customers would not seriously harm our overall business or financial condition, but our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues.    During the quarter ended September 30, 2002, we recognized $8.5 million in revenues from sources outside the United States compared to $5.9 million in the year-ago quarter, representing 40% and 25% of revenue in each period, respectively.

In the nine months ended September 30, 2002, international revenues were $25.9 million, or 38% of total revenues, compared to $23.5 million, or 23% of total revenues in the first nine months of 2001.

We expect our international revenues to increase as a percentage of our total revenue due to our local sales and support infrastructure in both Europe and Latin America, and to our February 2002 acquisition that brought an established European base of customers.

Cost of Revenues

License Costs.    License costs consist primarily of royalties for third party software that is embedded in our products. License costs were $0.3 million in the quarter ended September 30, 2002, and $0.3 million in the quarter ended September 30, 2001, representing 4% and 2% of license revenue in each period, respectively. The increase in license cost as a percentage of revenue in the quarter ended September 30, 2002, was due to higher royalties owed for third party licenses sold in conjunction with some of our products acquired this year from Nortel Networks.

For the nine months ended September 30, 2002, license costs were $0.6 million, compared to $6.1 million for the nine months ended September 30, 2001, representing 3% and 10% of license revenues during each period, respectively. The decrease in license costs in the nine months, in dollars and as a percentage of license revenue, is primarily due to the elimination of royalty expense for use of third party e-commerce software. In 2001, we replaced a royalty-based agreement with a one-time payment for a perpetual license. We plan to continue the use of third party software where its functionality enhances or is necessary to provide an advantage for our customers.

Amortization and Impairment of Intangible Assets.    For the quarter ended September 30, 2002, cost of revenues includes a $1.9 million charge for amortization of intangible assets acquired from both Nortel Networks and Lat45 Information Systems Inc., and a $7.2 million charge for impairment of our intangible assets. This compares to a $1.0 million charge for amortization of intangible assets in the year-ago quarter, related to acquired technology rights and customer contracts purchased from Lat45. The increase in amortization expense is due to the purchase of developed OSS software technology rights and contracts from Nortel Networks in February of 2002.

In the third quarter of 2002, we reassessed the value of our intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7.2 million. The revaluation of intangible assets consisted of a reduction in the value of technology rights acquired in each of the acquisitions.

For the nine months ended September 30, 2002, cost of revenues includes a $6.9 million charge for amortization of intangible assets compared to a $1.0 million charge for amortization for technology rights and customer contracts for the first nine months of 2001 and the $7.2 million charge for the intangible asset revaluation. We expect amortization expense related to intangible assets to decline in future periods due to the recent revaluation.

The value assigned to intangible assets is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful lives of these assets range from nine months to thirty-nine months.

Service Costs.    Service costs consist of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees, and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $8.8 million in the quarter ended September 30, 2002, up from $5.0 million in the quarter ended September 30, 2001, representing 60% and 42% of service revenues in each period, respectively. The increase in service costs in the most recent quarter resulted primarily from additional customer support for our newly acquired products and customers. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenue, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

For the nine months ended September 30, 2002, service costs were $24.1 million, compared to $20.6 million in the year-ago period, representing 52% and 50% of service revenues, respectively. Service costs increased in the most recent nine months primarily due to increased customer and product support costs related to our new products. Service margins improved in the most recent nine months due to a higher proportion of maintenance revenue.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Product research and development expenses increased 4% to $8.0 million for the quarter ended September 30, 2002, from $7.7 million for the quarter ended September 30, 2001, representing 38% and 32% of revenue in each period, respectively. The increase in research and development expense between these periods was primarily due to development expense related to the products acquired from Nortel Networks. As a percentage of revenue, the increase in research and development expenses was primarily due to the 13% decline in revenue as well as the 4% increase in spending for development of future products.

For the nine months ended September 30, 2002, research and development expenses increased 10% to $26.5 million from $24.1 million in the quarter ended September 30, 2001, representing 39% and 24% of total revenues in each period, respectively. The increase in expenses for the nine months was primarily due to additional resources to develop our new products and was partially offset by lower contracted development expenses. Research and development expenses increased as a percentage of revenues for the nine months due to the increased personnel costs acquired in the February acquisition, coupled with the decline in revenues.

During the most recent quarter, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including wireless mobility technologies and user-group defined product enhancements. Specific enhancements include improved integration between our existing products and also with major CRM, billing, and service assurance systems, so that communications providers can more quickly realize business efficiencies using MetaSolv products. We are also developing products and enhancements to address the needs of our customers, including network inventory and billing reconciliation, and extending functionality for IP management.

We expect to continue a relatively large future investment in product development as we further enhance our integrated, modular suite of products to address emerging communications technologies. The modular structure of our products allows communications service providers to implement product functionality in phases, depending on their needs, to realize near-term value and to maximize opportunities for longer-term benefits from an integrated OSS system.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salary, commission, travel, trade show and other related expenses required to sell our software. Sales and marketing expenses increased 23% to $7.0 million for the quarter ended September 30, 2002, from $5.7 million for the quarter ended September 30, 2001, representing 33% and 24% of revenue in each period, respectively. The higher sales and marketing expense in the most recent fiscal quarter was primarily due to our increased sales presence in Europe.

For the nine months ended September 30, 2002, sales and marketing expenses increased slightly to $22.3 million from $22.1 million in the quarter ended September 30, 2001, representing 33% and 22% of revenue in each period, respectively. Major changes in sales and marketing expenses between these two periods include a 53% reduction in commission expense related to lower revenues, partially offset by a 35% staff increase related to marketing and selling support for our new products and a strengthened sales force in Europe and South America.

General and Administrative Expenses.    General and administrative expenses consist of costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management not directly allocated to other departments. General and administrative expenses decreased 31% to $3.6 million in the quarter ended September 30, 2002, from $5.3 million for the quarter ended September 30, 2001, representing 17% and 22% of revenue in each period, respectively. For the nine months ended September 30, 2002, general and administrative expenses decreased 36% to $10.9 million, compared to $17.2 million in the year-ago period, representing to 16% and 17% of revenues in each period, respectively. The decreases in general and administrative expenses in both the quarter and year-to-date periods were primarily due to a reduction in bad debt expense. Staffing in general and administrative functions remained relatively unchanged between the periods, despite the acquisition of new products and expansion into new geographic locations.

Restructuring and Other Costs.    Restructuring and other costs in the quarter ended September 30, 2002, totaled $3.2 million. This was comprised of $2.6 million for severance obligations related to a reduction in force of approximately 100 positions, and $1.6 million for facilities consolidation, partially offset by a $1.0 million non recurring adjustment to accrued royalties.

During the three months ended September 30, 2002, we adopted a plan to consolidate our headquarters facilities and to implement additional restructuring actions, including the closure of two international offices. We expect to complete these actions during the fourth quarter of 2002 and expect an additional restructuring charge related to exit activities of between $5.0 and $6.0 million.

We expect these restructuring actions to yield approximately $12 million in annual cost savings. We will continue to align costs with expectations for future revenues and market conditions, and may take future restructuring actions to better position our company for profitable growth.

In-Process Research and Development.    In connection with our acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for acquired in-process research and development (IPR&D) during the quarter ended March 31, 2002. At the date of the acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 18% for the IPR&D project. It is anticipated that the remaining costs to complete the projects at September 30, 2002, will be approximately $0.5 million and project release dates will range from fourth quarter 2002 through the first half of 2003. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become further impaired. Our financial results in the quarter and year-to-date periods ended September 30, 2001, included $2.9 million of IPR&D costs related to our Lat45 acquisition.

Goodwill Impairment.    The Company is required to assess the value of enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the Standard. As outlined in the authoritative literature, the assessment of whether enterprise goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

During the three months ended September 30, 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential reduction in the value of enterprise goodwill existed; therefore, management performed an interim valuation as of July 31, 2002. This valuation indicated that an impairment of enterprise goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the enterprise goodwill.

Interest and Other Income, Net

Interest and other income, net, was $0.5 million in the quarter ended September 30, 2002, compared to $1.2 million in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest and other income, net, was $1.5 million, compared to $4.6 million in the year-ago period. The decrease in interest and other income in the quarter and year-to-date periods was primarily due to the decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $4.6 million in the quarter ended September 30, 2002, and $12.6 million for the first nine months of 2002, due to losses before taxes of $47.2 million and $68.2 million, respectively. For the quarter ended September 30, 2001, we recorded a tax benefit of $2.8 million. In the year-to-date period ended September 30, 2001, we recorded tax expense of $2.9 million, related to the taxable income generated during that period.

The effective tax benefit rate for the quarter ended September 30, 2002, was 9.7%, compared to the 30.7% tax rate reported for the third quarter of 2001. The effective tax rate in the most recent fiscal quarter differs from the federal statutory rate due to our recording a valuation allowance against certain tax benefits.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The write-down of the goodwill and revaluation of intangible assets generated an increase in deferred tax benefits. Based upon the available evidence, which includes our recent operating performance and projections for the future near term performance, we have provided a valuation allowance of approximately 50% against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. Any future changes will be reflected as a component of income tax expense.

Net Income (Loss)

Our net loss for the quarter ended September 30, 2002, was $42.7 million, or $1.13 per share of common stock. This compares to a net loss of $6.4 million for the quarter ended September 30, 2001, or $0.17 per diluted share. For the nine months ended September 30, 2002, our net loss was $55.6 million, or $1.48 per share, compared to net income of $3.2 million, or $0.08 per diluted share, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002, our primary sources of liquidity were $71.0 million in cash and marketable securities, representing 50% of total assets. Total cash and marketable securities decreased $66.6 million from $137.6 million at the end of 2001. This decrease was primarily attributable to the February 2002 acquisition ($35.6 million), cash used in operations ($28.0 million), and capital expenditures ($3.2 million).

Cash used in operating activities during the nine months ended September 30, 2002, was $28.0 million, compared to $10.1 million generated from operations during the equivalent period in 2001. The $28.0 million cash used this year is primarily comprised of our $55.6 million net loss adjusted for the impairment of acquired goodwill and intangible assets of $35.9 million, and other non-cash items including: an increase of $17.6 million in non-cash working capital and a $10.3 million increase in deferred tax benefits which were partially offset by $11.3 million in depreciation and amortization expense, and $4.1 million purchased in-process research and development expense.

Accounts receivable (net) increased from $12.9 million at the end of 2001 to $18.4 million at September 30, 2002. The $5.5 million increase resulted primarily from the 9.8% increase in revenues in the third quarter of 2002 compared to the fourth quarter of 2001, and nonlinear order activity during the third quarter of 2002.

Accounts payable and accrued expenses at September 30, 2002, totaled $22.6 million, compared to $17.3 million at December 30, 2001. The $5.3 million increase during the first nine months of 2002 primarily relates to our increase in accrued restructuring expenses of $2.7 million.

Net cash from investing activities was $8.0 million in the nine months ended September 30, 2002, comprised of the net sale of $47.1 million in marketable securities, partially offset by $35.6 million in acquisition-related cash outflows and $3.2 million in capital expenditures primarily for computing hardware and software and leasehold improvements for our new employees and offices. We have no unusual capital commitments at September 30, 2002, and our principal commitments consist of obligations under operating leases.

Net cash provided from financing activities consisted of $0.9 million in proceeds from employee stock option programs.

We believe that our cash flows generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to complete an acquisition or otherwise meet our business objectives, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. We adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, was completed by June 30, 2002, and no impairment was indicated as of January 1, 2002. The Company is required to assess the value of enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether enterprise goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data.

During the three months ended September 30, 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential reduction in the value of enterprise goodwill existed; therefore, management performed an interim valuation as of July 31, 2002. This valuation indicated that an impairment of enterprise goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the enterprise goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The impact of its adoption did not have a material impact on our results of operations or financial position.

In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods have been reclassified. In January 2002, the Company adopted the FASB staff position regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. The third quarter and first nine months of 2001 have been reclassified to present amounts previously shown net on a comparable basis by increasing service revenues and service cost of revenues by approximately $462,900 and $1,964,100, respectively. Service revenues related to this change were approximately $477,800 in the third quarter of 2002 and approximately $1,642,700 for the first nine months of 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results but do not believe it will be material.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•
Our customers’ willingness to buy, rather than build, order processing, management and fulfillment software, network and service planning, activation, network mediation, and service assurance software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs, including costs related to professional services and support services;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable from very large product licenses;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	Costs related to the expansion of our operations;

•	We may be required to defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance; and

•	Changes in services and license revenue as a percentage of total revenue, as license revenue typically has a higher gross margin than services revenue.

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

OUR CUSTOMERS’ FINANCIAL WEAKNESS, THEIR INABILITY TO OBTAIN FINANCING, AND THE RECENT DOWNTURN IN THE COMMUNICATIONS INDUSTRY MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of venture capital to fund their operations. Many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. In recent months several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customer’s operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. For both the nine months ended September 30, 2002 and the year ended December 31, 2001, our top ten customers accounted for 36% of our total revenues, with no single customer accounting for more than 6% of total revenue. However, to the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Some of our current competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic alliances and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote more resources to the development, promotion and sale of their products and services than we can. To the extent that our competitors offer customized products that are competitive with our more standardized product offerings, our competitors may have a substantial competitive advantage, which may cause us to lower our prices and realize lower margins.

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

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO RESULTS OF OPERATIONS AND FUTURE GROWTH.

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

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles;

•	Problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communications industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements of a locally domiciled business entity;

•	Regional variations in adoption and growth of new technologies served by our products; and

•	Potential impact on the above factors of the failure, success, or variability between countries of acceptance of the Euro monetary unit, and other European Union initiatives.

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In July 2001 we completed the acquisition of Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks, and in February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

•	Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire will not prove to be those needed to be successful in the industry;

•	Potential difficulties in completing in-process research and development projects;

•	Difficulty integrating new businesses and operations in an efficient and effective manner;

•	Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

•	Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

•	Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

•	Potential loss of key employees of the acquired businesses;

•	Risk that we will be unable to integrate the products and corporate cultures of the acquired business;

•	Risk of diverting the attention of senior management from the operation of our business;

•	Risk of entering new markets in which we have limited experience;

•	Risk of increased costs related to expansion and compensation of indirect sales channels;

•	Risk of increased costs related to royalties for third party products that may be included with our own software products and services; and

•	Future revenues and profits from acquisitions and investments may fail to achieve expectations.

Our inability to successfully integrate acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our results of operations and financial condition. Also, our existing stockholders may be diluted if we finance the acquisitions by issuing equity securities.

THE VALUE OF OUR ASSETS MAY BECOME IMPAIRED.

Should our marketing and sales plan not materialize in the near term, the realization of our intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements contained in this report have been prepared based on management’s estimates of realizability, and these estimates may change in the future due to unforeseen changes in our results or market conditions.

During the quarter ended September 30, 2002, we recorded impairment charges of $28.7 million for goodwill and $7.2 million for other acquired intangible assets.

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

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of order processing, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience:

•	Delayed or lost revenues and market share due to adverse customer reaction;

•	Loss of existing customers;

•	Negative publicity regarding us and our products, which could adversely affect our ability to attract new customers;

•	Expenses associated with providing additional products and customer support, engineering and other resources to a customer at a reduced charge or at no charge;

•	Claims for substantial damages against us, regardless of our responsibility for any failure;

•	Increased insurance costs; and

•	Diversion of development and management time and resources.

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

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	Revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	Announcements of technological innovations by us or our competitors;

•	Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

•	Developments with respect to our patents, copyrights or other proprietary rights of our competitors;

•	Changes in recommendations or financial estimates by securities analysts;

•	Rumors or dissemination of false and/or unofficial information;

•	Changes in management;

•	Stock transactions by our management or businesses with whom we have a relationship;

•	Conditions and trends in the software and communications industries;

•	Adoption of new accounting standards affecting the software industry; and

•	General market conditions, including geopolitical events.

Fluctuations in the price of our common stock may expose us to the risk of securities lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

PROVISIONS OF OUR CHARTER DOCUMENTS, DELAWARE LAW, AND OUR STOCKHOLDER RIGHTS PLAN COULD DISCOURAGE A TAKEOVER YOU MAY CONSIDER FAVORABLE OR THE REMOVAL OF OUR CURRENT MANAGEMENT.

Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

•	Authorize the issuance of “blank check” preferred stock;

•	Provide for a classified board of directors with staggered, three-year terms;

•	Prohibit cumulative voting in the election of directors;

•	Prohibit our stockholders from acting by written consent without the approval of our board of directors;

•	Limit the persons who may call special meetings of stockholders; and

•	Establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At September 30, 2002, the weighted average pre-tax interest rate on the investment portfolio is approximately 1.8%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position.

Our exposure to adverse movements in foreign exchange rates is increasing as we continue to expand in the international markets. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. During the quarter ended September 30, 2002, there was a substantial weakening in the Brazilian real against the U.S. dollar of about 27% and a weakening of 4% in the Canadian dollar against the U.S. dollar, that when combined with our balance sheet exposure, contributed to a reduction in equity of approximately $562,000.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s chief executive officer and the chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement dated July 3, 2002, between MetaSolv Software, Inc. and Phillip C. Thrasher.
10.2	Indemnification Agreement dated July 3, 2002, between MetaSolv, Inc. and Phillip C. Thrasher.

(b)	Reports on Form 8-K.

(i)	Current report on Form 8-K of MetaSolv, Inc. dated July 3, 2002, reporting the filing of a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2002

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington Chief Financial Officer Duly Authorized Officer on behalf of the Registrant

(c)	Exhibits

10.1	Employment Agreement dated July 3, 2002, between MetaSolv Software, Inc. and Phillip C. Thrasher.
10.2	Indemnification Agreement dated July 3, 2002, between MetaSolv, Inc. and Phillip C. Thrasher.

(d)	Reports on Form 8-K.

(ii)	Current report on Form 8-K of MetaSolv, Inc. dated July 3, 2002, reporting the filing of a press release.

Certifications

I, James P. Janicki, Chief Executive Officer, certify that:

1.	I have reviewed the quarterly report for the period ended September 30, 2002 on Form 10-Q of MetaSolv, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/13/2002	/s/ James P. Janicki
Date	James P. Janicki Chief Executive Officer

I, Glenn A. Etherington, Chief Financial Officer, certify that:

1.	I have reviewed the quarterly report for the period ended September 30, 2002 on Form 10-Q of MetaSolv, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/13/2002	/s/ Glenn A. Etherington
Date	Glenn A. Etherington Chief Financial Officer