Form 10-K
period 2002-12-31
METASOLV INC
filed 2003-03-27
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2002, was approximately $150,400,000, based upon the last reported sales price on such date.

On February 28, 2003, there were 37,939,738 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 2003, are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 30, 2003.

MetaSolv, Inc.

2002 FORM 10-K

-i-

PART I

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, the development of our businesses, the markets for our products and services, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements regarding matters that are not historical facts. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and other similar expressions are intended to identify such forward-looking statements. Although we believe that that these forward looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance that we will achieve these plans, intentions, or expectations. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, without limitation, the following:

•	Our quarterly operating results are difficult to predict and can vary significantly;

•	We could be materially harmed if we fail to anticipate and react to rapid changes in the communications market;

•	We could be materially harmed if consolidation in the communications industry reduces customer demand for the products and services we provide;

•	We could be materially harmed if our customers are unable to obtain financing to continue their operations or for continued expansion of their businesses;

•	We could be materially harmed due to government regulatory changes in the telecommunications market;

•	Expected increased competition could result in price reductions, reduced gross margins, and loss of market share; and

•	Other factors identified in our Securities and Exchange Commission filings, including, but not limited to those discussed elsewhere in this report under the heading “Factors That May Affect Future Results” located at the end of Item 1, Business, of this report.

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

ITEM 1.    BUSINESS

General

We are a leading global provider of operational support system (OSS) software solutions that help communications providers and businesses manage their next-generation communication networks and services. Our products integrate and automate key communications management processes, and enable communications providers to simplify the costly and complex process of delivering value-added communications services over new packet-based technologies, as well as traditional circuit-switched networks.

Communications service providers using our software are able to efficiently enter, manage, and fulfill orders for service from their customers, collect data for billing purposes and ensure that appropriate Service Level Agreements (SLAs) are enforced. These communications service providers offer a full array of communications services, including local and long-distance voice services, high-speed data services and Internet (IP) services, often as a bundled offering. We derive substantially all of our revenue from the combination of the sale of software licenses, related professional services, maintenance, and support of our packaged software to these communications service providers. Operators today strive to introduce and deliver services quickly, offer differentiated services, leverage their network investments and continually reduce operational costs of delivering communications services. We are focused on creating open and flexible software to help communications service providers meet these challenges and manage the complexity associated with today’s communications environment. Increasing global demand for faster, cheaper communications services to homes and businesses have created additional complexities in service management. This demand for faster, cheaper services is driven primarily by the unprecedented growth in the Internet as a communications medium, and by the integration of wireless and internet protocol communications technologies into mainstream communication services for both enterprise and individual end-users. Our software is designed to automate and simplify the fulfillment of all types of communication services for use by a variety of communications providers across diverse, interconnected networks.

Worldwide deregulation, privatization, and advances in technology have necessitated extensive coordination in the service management process — both coordination between communications service providers whose networks must interconnect in order to establish service to the customer, and between different communications technologies that must work together to carry the communications service. Traditional software systems were not designed to manage the still evolving complexities of a variety of communications services delivered over a diverse network spanning multiple communications service providers. Consequently, our customers need innovative, flexible software systems to efficiently handle rapidly changing market and technology demands. We have become a leading provider of service management software by continually enhancing our product to manage the complexities of providing multiple communications services over a diverse, interconnected network. Our customers worldwide represent all facets of both the traditional (wire line and voice) and the next-generation (mobile, broad-band and internet protocol-based) telecommunications industry.

In February 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio with a leading carrier-class (highly scalable and reliable) service activation product, and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of this acquisition, we now offer a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe.

In December 2002, we announced an offer to acquire all of the outstanding shares of Orchestream Holdings plc, a UK headquartered company whose core product is Service Activator, an IP service activation tool. Orchestream also has a service assurance product, Resolve, which performs network performance and reporting primarily for ATM and frame relay-based networks. With this acquisition, we gain an integrated IP Virtual Private Network activation tool that has been sold to numerous customers — both wire line and mobile. This acquisition not only supports our strategic thrust of both Mobile and IP, but also strengthens our global nature through the addition of an engineering presence and a headquarters facility in Europe. The accounts of Orchestream have been consolidated with those of MetaSolv effective February 1, 2003.

MetaSolv, Inc. is the holding company of MetaSolv Software, Inc. Our principal executive offices are located at 5560 Tennyson Parkway, Plano, Texas 75024, and our telephone number is (972) 403-8300. Our web site is www.metasolv.com. Copies of our periodic and current reports as filed with the Securities and Exchange Commission from time to time are available on our website (free of charge) as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission. The information on our web site is not incorporated by reference into this Form 10-K.

Our Products

The MetaSolv product portfolio consists of a set of products that address key operational challenges in the areas of Network Resource Management, Subscriber and Service Provisioning, Network Data Collection and Service Quality management. In particular our product portfolio consists of the following branded products:

•	MetaSolv Solution

•	MetaSolv ASAP

•	MetaSolv Objectel

•	MetaSolv Order Management System (OMS)

•	MetaSolv Policy Services

•	MetaSolv Service Analytics

•	Network Mediation

•	Orchestream Service Activator (acquired in February 2003)

•	Orchestream Resolve (acquired in February 2003)

Our products are marketed and sold either individually or in combination with one another, depending upon each customer’s requirements. All of these products support a variety of telecommunications services in a multi-hardware vendor network, in the Mobile and IP data market segments. Further details on our portfolio are as follows:

The MetaSolv Solution is built upon a flexible, scalable, and integrated software architecture. We support any service on any technology with predefined ordering and provisioning capabilities. These technologies include optical, Virtual Private Networks (VPN), Digital Subscriber Line (DSL), IP, Ethernet, and others. The MetaSolv Solution provides the tools needed to enable and support future growth and changes in the communications market. Major subsystems of the MetaSolv Solution include:

•	Work Management: Tracks all the tasks in the service provisioning process, enabling work to flow electronically across an organization and providing visibility to the customer’s business processes and resource utilization. Work Management includes the capability to design customized fulfillment plans, which organize and manage the flow of tasks, both electronic and manual, according to specific business processes. In addition, through the Field Operations Portal, the workflow management functionality allows the customer to access critical service delivery information from the MetaSolv Solution through any web-enabled device in the field.

•	Data Management: Provides the basis for the common data repository that enables our customers to manage information.

•	Network and Service Planning: Applies geospatial information to key business and network planning functions, including strategic market demand forecasting, network planning and design, service fulfillment, and executive decision support. This subsystem helps correlate the service provider’s actual and planned networks and market demand. During 2002 we made the decision to cease providing enhancements to this product.

•	Order Management: Provides functions that manage customers and prospects, capture customer requests, and manage simple and complex processes to achieve end-to-end delivery of requested services. This end-to-end service delivery process often involves more than one type of request both within the service provider’s internal organization and with other external service providers.

•	Network Inventory and Design: Gives the carrier or enterprise the ability to provision large or small networks and the flexibility to manage traditional as well as new technologies. This subsystem brings the physical, virtual, electrical, and logical dimensions of a network into a single view supported by inventory management and network system design modules.

•	Service Provisioning: Enables the translation of customer requests and requirements into specific service designs that will deliver a broad spectrum of services from traditional voice and data to broadband technologies such as Frame Relay and ATM (asynchronous transfer mode), as well as SONET (synchronous optical network), xDSL, DWDM (dense wavelength division multiplexing), wireless, and IP technologies.

•	Trouble Management: Enables a quick response when problems arise by accessing information about customers, equipment, and service locations. Trouble Management information is fully integrated with the network and service inventory, providing complete network information for faster problem resolution.

•	Customer Care: Integrates order management, service fulfillment, and customer care to provide a complete customer care solution for the communications industry. A comprehensive profile provides access to current and historical aspects of the customer account information, including order status, services, and trouble.

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

MetaSolv ASAP is a service activation solution that enables service providers to instantly activate customer-requested services across multiple domains. This product is a customizable activation platform that works with all major hardware vendors and activates services to any type of network or technology, including wireless and IP. It provides a toolkit for our own services organization and other third parties to add to and modify the product.

MetaSolv Objectel is an inventory management solution that provides a centralized system for network engineering and management of network inventory. MetaSolv Objectel enables the tracking of physical network objects including equipment, facilities, and logical network objects. MetaSolv Objectel allows providers to determine service inventory levels, ensure rapid service delivery, and manage network capacity. MetaSolv Objectel allows customers to model their inventory in a flexible manner to meet their operations needs.

MetaSolv Order Management System (OMS) is an order provisioning system that helps coordinate and manages information moving to and from multiple internal business support systems and OSSs to complete service and network orders. MetaSolv OMS enables service providers to coordinate and manage internal information as well as order information being exchanged between external service provider partners. Customers can use the system to develop their own provisioning order workflows to match their specific business needs.

MetaSolv Policy Services offers directory-based service management for next-generation service delivery. MetaSolv Policy Services provides centralized management of users and subscribers and core IP services management capabilities including Domain Name Service (DNS), Dynamic Host Configuration Protocol (DHCP) and RADIUS (remote authentication dial-in user service). MetaSolv Policy Services provides these fundamental IP services required by both mobile and fixed-line service providers.

MetaSolv Network Mediation provides a carrier-class mediation solution designed for multi-service, multi-vendor, IP, and 3G wireless network environments. MetaSolv Network Mediation includes a network-facing ability to collect call data records and IP data records. By transforming raw network data into useful information representing a service-level view of customer activity, service providers can price, bundle, and discount in a way that significantly differentiates their service offerings. MetaSolv Network Mediation works with various systems that require this information including performance, billing, revenue assurance, rating, and service level management systems. This product allows customers to modify the system to meet their needs.

MetaSolv Service Analytics provides a service level agreement contract management application that is designed for multi-service, multi-vendor network environments. MetaSolv Service Analytics is designed to manage the entire service contract management process through definition, negotiation, assessment, analysis and reporting of customer compliance and business effectiveness. A service contract is a formal agreement between either a service provider and its customers, or a service provider and its suppliers, to define and manage service expectations, clarify responsibilities and facilitate communication. Service contracts cover many aspects of the relationship and quality of service delivery, including service performance, service provisioning, customer-care, and billing. MetaSolv Service Analytics collects the information from many sources and can provide customized reports for many uses.

Orchestream Service Activator provides a carrier-class service activation system for IP VPNs with differentiated classes of service. This multi-vendor product discovers and interfaces with network elements from a variety of hardware vendors to properly configure these elements, and automates the real-time configuration of VPN-based services (e.g. multi protocol label switching) enabling the operator to deliver these complex services quickly and accurately. In addition, the product has the ability to configure quality of service parameters such as marketing, queuing and congestion avoidance.

Orchestream Resolve is a carrier-class, scaleable performance management system enabling operators to monitor and report performance across multi-vendor Asynchronous Transfer Mode (ATM) and Frame Relay networks. Orchestream Resolve allows the service provider to offer Service Level Agreements and report against the compliance to these agreements enabling the operator to differentiate its ATM/Frame Relay service offerings. In addition, Orchestream Resolve allows the operator to deeply understand the capacity, performance and state of the network for internal purposes and planning.

Technology

Our continuing development of the MetaSolv product suite aims at incorporating a multi-tier architecture:

•	User Interface Tier: Any type of user-interface client is possible, including both thin client types, such as browsers and pagers, and rich client types, such as java applications. The user interface tier follows the Model-View-Controller (a software architecture design for segregating the user-interfaces and data, and controlling the interaction between the two) architectural pattern and all user-interface clients access the same server-side business logic tier.

•	Application Server Tier: The application server tier includes the business logic in components running (in most cases) on J2EE-based application servers, a java platform designed for large scale computing. These business logic and database access objects enable us to build different graphical user interfaces with the same business logic code. In addition, application-programming interfaces provide our customers and partners access to these components. Our interfaces make it possible to extend and integrate the MetaSolv Solution with existing customer, partner, and third party software applications.

•	Data Tier: The data tier provides the persistence layer that separates the business logic from the database technology. Oracle is fully supported and is the recommended DBMS (database management system). Oracle database features are used, including delivering database solutions on any hardware platform supported by Oracle. For all graphics and graphic information systems (GIS)-related data, different types of persistence techniques are utilized, such as raster and vector types of databases and files.

•	Network Interface Tier: In many of the products there is also a layer of the product that interfaces with the network elements directly for provisioning purposes, to collect data or offer services (such as DNS & DHCP) within the network.

This multi-tier technology design provides the following benefits to our customers:

•	Flexibility: Multiple graphical user interfaces enable our customers to select the presentation platform of their choice, to manage the upgrade and internal distribution of the software, as well as allowing the flexible deployment of a product within the network from a geographic perspective.

•	Scalability: The software is suitable for large and small networks while simultaneously maintaining high performance levels. Customers can add multiple servers as needed to any level of the system, generally without service interruption.

•	Data Integrity: The data storage design preserves data integrity while ensuring fast, efficient transaction-oriented data retrieval methods. As a demonstration of resilience, our data storage design has remained constant during the life and evolution of many components of our software. This stability provides reusability of the business functionality as new, updated graphical user interfaces are developed.

•	Open Design: Our open, fully documented application programming interfaces allow customers and alliance partners to integrate our products with existing internal and external software systems. We are moving towards OSS through Java (OSS/J) compliance. The OSS/J API guidelines are publicly available and maintained and promoted by the telecom industry. These APIs enable either tightly coupled interfaces (using Java) or loosely coupled interfaces (using XML) between our software modules and third party modules and applications.

•	Extensibility: Using our technology our products are able to support additional information, including attributes, classes, class instances, interfaces, and operations. This extensibility enables customers to add new functionality to many of our products.

We are active in various government and industry standards bodies, including the TeleManagement Forum’s e-Business Telecom Operations Model (eTOM), Shared Information/Data (SID) model and OSS/J.

J2EE and Java are trademarks of Sun Microsystems, Inc.

Professional Services and Support

Comprehensive customer service and support and a high quality of service are key factors in our customers’ long-term satisfaction. We have developed a broad array of service offerings to assist our diverse customer base. We focus on customer retention and our customers’ long-term satisfaction as key measures of the quality of these services.

PROFESSIONAL SERVICES

Our professional services organization delivers the expertise necessary to implement our software, educate users on best practices for utilizing the software, assist with data migration, and provide maintenance and technical support after implementation. As of December 31, 2002, our professional services organization consisted of over 100 people operating in the United States, Canada, Europe, Latin America and the Asia / Pacific region.

We work closely with systems integration (SI) partners who provide experience on large projects typically involving multiple systems, extensive program management, and the development of custom interfaces. Together with our partners, we offer the following services:

IP/Next Generation Data Service Management represents a set of offerings that meet service providers’ IP-based OSS requirements by providing pre-configured solutions designed to help service providers more quickly deliver differentiated, reliable IP services. Offerings in this area include:

•	Service Provisioning with Quality of Service (QoS) capabilities for MPLS and IPSec VPNs.

•	Service Quality Management (SQM) in support of activation of IP/VPNs with QoS and Service Level Agreement (SLA) compliance.

•	Network Resource Management (NRM)—Integrated order management, network inventory and service management, and service activation for ATM/FR/PL provisioning.

•	Inventory and Service Provisioning for Optical, GiGe and VLAN networks.

•	Integrated inventory auto-discovery and reconciliation for Level 1 and Level 2 network data.

Mobile Service Management represents a set of solutions that offer wireless service providers the ability to differentiate themselves from their competition by giving them the ability to more quickly create and deliver profitable next-generation wireless services while maximizing the efficiency of their networks. Offerings in this area include:

•	Service Provisioning with QoS capabilities for MPLS VPNs.

•	Service & Subscriber Provisioning and Activation for voice and data applications.

•	Network Data Collection and Mediation for voice and data applications.

•	User / Subscriber Provisioning and Management with integrated authentication.

•	SQM for Wireless—Enterprise to Enterprise SLA and QoS management with the ability to configure QoS, collect data and report on SLAs.

Framework for Success™ is a set of tools and processes that enable a successful implementation of the MetaSolv Solution. These tools and processes incorporate industry best practices and techniques that can be tailored to a customer’s unique requirements. By shortening a customer’s learning curve and streamlining the software implementation cycle, our Framework for Success implementation methodology saves the customer both time and money.

QuickStart™ is a program designed to simplify and accelerate the implementation of the MetaSolv Solution. This program consists of a database pre-loaded with information such as service fulfillment plans, equipment specifications and products, along with a defined training curriculum for the end user. As a result of this program, our solutions can typically be implemented into a production environment in less than 90 days. Built from knowledge acquired in previous implementations, the QuickStart program makes maximum use of a customer’s resources and shortens service delivery intervals.

Rapid Results™ is a workshop designed to improve the skills of the individuals on the customer’s implementation team and to streamline the implementation of our software, primarily by improving business methods and processes. The workshop provides in-depth exposure to business process concepts and implementation methods that drive a rapid return on business results. Team members learn how and where information is loaded in a MetaSolv software database, and they see demonstrations of best practices for setting up and maintaining the software.

Operational Assessments analyze the strengths and weaknesses of a customer’s existing business processes. We study processes within a customer’s organization to compare internal practices to the current best practices of companies of comparable size, complexity and maturity. We cover areas such as application performance and tuning, data integrity, and change management. Based upon our analysis of operational performance level, we recommend organizational improvements needed to increase the benefits received from the MetaSolv Solution.

EDUCATIONAL OFFERINGS

We provide a comprehensive series of educational courses to our customers, partners, and employees to provide and enhance the knowledge and skills necessary to deploy, use and maintain our software solutions.

These classes address the technical aspects of our products while providing real-world examples of customer best practices and operational efficiencies. Classes include lectures, demonstrations, discussions and hands-on use of our software. Classes are held regularly at our training centers in our Plano, Texas headquarters. In addition, training sessions can be held in our Englewood, Colorado, and McLean, Virginia, facilities, as well as at our customer sites. We also offer ‘Train-the-Trainer’ programs to enable our customers to conduct their own internal end-user training.

MAINTENANCE AND TECHNICAL SUPPORT

MetaSolv has designed and implemented a Global Customer Care program that offers several levels of support, enabling the customer to select the level that is best tailored to the needs and requirements of our customer.

Our Global Customer Care helps customers achieve success by responding to the challenges that they face today and by taking advantage of opportunities to help them stay ahead of the competition in a dynamic marketplace. Global Customer Care is also involved in understanding customer needs and requirements. Whether a company is implementing the software for the first time, testing new products, integrating its products with the MetaSolv product portfolio, or upgrading existing products, Global Customer Care supports customers’ and partners’ application needs through all phases of implementation and day-to-day use.

Our Basic Service Offering is the foundation of our customer care program. Our basic maintenance and technical support services include Customer Care support, technical support, unlimited issue submissions, Shared Account Management, Email, Web and phone access, FTP download, software releases for functionality purchased, enhancement requests, client specific reporting of open issues, two primary contacts available from 8:00 a.m. to 5:00 p.m. local time, support problem resolutions, software maintenance and scheduled software upgrades. We provide technical support for our products, utilizing the Internet, telephone, and electronic mail to respond to and resolve customers’ technical problems. Our automated customer service system tracks each customer’s inquiry through to problem resolution.

Product upgrades are included in our maintenance agreements, allowing our customers to benefit from technological advances, stay current with regulatory change, and achieve efficiencies from product enhancements. We also provide complete documentation with our software, including system administration guides, programming interface-integration guides, and extensive online help. We furnish newsletters, technical product bulletins, Release Bulletins, Plans of Record and release, and Certification Schedules, as well as web resources such as problem-reports, access to product FAQs, information on the latest product releases, documentation, technical bulletins, and the Customer Portal that contains information to aid in customer integration efforts and keep customers abreast of upcoming releases.

Global Customer Care, through its Customer Care Account Management model provides a shared Customer Care Account Manager who is the customer’s advocate in tracking the customer’s needs and issues within Global Customer Care.

In addition to our Basic Service Offering, we offer these optional services:

•	Extended Service Offering: This option is designed for customers with larger, more complex business critical implementations. The Extended Service Offering builds on the Basic Service Offering with all its inclusions, and provides additional enhanced services, including:

•	Extended hours of coverage: 24 hours a day, seven days a week for Severity 1 emergency production issues.

•	Additional Contacts: two additional customer contacts can log issues and ask questions, bringing the total number to two primary and two secondary contacts.

•	Premier Service Offering: This offering is designed for customers who need a dedicated technical resource. The Premium Service Offering builds on the Basic Service Offering with all its inclusions, and provides a dedicated technical support analyst who:

•	Dedicates her/his time to understanding how the customer uses the software to support his/her business;

•	Works all customer incidents through closure;

•	Provides customized status reports with scheduled status calls;

•	Focuses on the customer to understand his/her business processes;

•	Understands how the customer would use new product offerings/releases;

•	Attends the customer’s planning sessions for future releases, upgrades, etc.;

•	Conducts proactive site visits as necessary; and

•	Accompanies consulting personnel to the customer’s site when necessary.

•	Custom Service Offering: This offering is a custom program adding the exact mix of premium supplementary services to create a support program that maps exactly to each customer’s mission-critical support requirements.

The typical software maintenance agreement is on a 12-month renewable term.

Sales and Marketing

SALES

We market and sell our software through our worldwide sales force, which has direct representation in North America, South America, Europe, Middle East, Africa, and the Asia Pacific region. During 2002, we focused our sales efforts on established service providers and enterprises that manage, offer, or deliver communication services.

Our worldwide sales force is aligned by region, each focusing on a specific type of customer or prospect, whether it is a new account, a growth account, or a strategic account. Due to the technological complexity of our market, our sales teams consist of an account executive that is responsible for the business aspect of the sale and a sales analyst who is responsible for the technology aspect of the sale. Once a sale has been made, the ongoing account relationship is transitioned to our growth account team to ensure the attention and nurturing required to successfully serve the client. Our dedicated lead generation team identifies qualified territory sales opportunities through telemarketing, campaign management, participation in trade shows, seminars and conferences, market research and our public relations programs. Once a qualified opportunity is identified, it is assigned to the appropriate end-user sales team to initiate direct sales engagement. Upon gathering the prospect’s requirements, the sales team conducts multiple presentations and demonstrations to the potential customer. Customer visits to our Executive Briefing Center located within our corporate headquarters are used to establish a strategic relationship with the prospect and our executive management, product managers, and software architects. Although we have dedicated teams in each region, our sales efforts leverage local system integrator companies. We maintain strategic channel partnerships with Accenture, Cap Gemini Ernst & Young, Hewlett-Packard, and others.

Our average sales cycle ranges from four months to over a year, from initial prospect contact to the execution of a license agreement. The majority of our selling activities are the result of sales participation in a customer-issued request for proposal and a lengthy bidding process.

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

Alliances and Partnerships

To ensure the availability of a comprehensive end-to-end solution and to optimize its effectiveness, we continue to develop our partner programs and grow strategic relationships with systems integrators and complementary software application vendors.

Systems Integrators.    Our systems integration partners provide, jointly or separately, a range of services to our customers. Among our partners are Accenture, BearingPoint, BusinessEdge Solutions, Cap Gemini Ernst & Young, DMR Consulting Group, Encore Software, Hewlett-Packard, Infosys, Tata Consulting Services, TierOne OSS and Wipro Technologies. These partners assist in implementing our software at the customer location and often assist us in generating sales leads. Using our proven tools and processes, we have trained numerous consultants in these organizations in the implementation and operation of our software.

Complementary Software Application Vendors.    During 2002 we expanded our program for joint marketing relationships with software vendors, offering products and services that are complementary to the MetaSolv Solution. Throughout 2002 new partners were added to the program and other relationships were discontinued, as we continued our efforts to offer our customers software solutions with the efficiency and cost-effectiveness of commercial, off-the-shelf interfaces. These software partners provide solutions for the operations support functions that our software does not address such as billing, fault management, network management and electronic exchange of information between service providers. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third party software systems. Some of our partners in these areas include CoManage, Harris Corporation, Micromuse, Siebel Systems, Vitria Technology and WatchMark.

Segment Information and Foreign and Domestic Operations

The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

Teams of development engineers, software architects and product managers are responsible for our research and development efforts. We use a software development process that includes planning and documenting deliverables in advance, rigorously adhering to coding standards, and performing significant performance and function tests. By involving all functional groups at various levels within our organization, this process provides a framework for turning concepts into products, which enables us to market these products cost effectively. In addition, we have recruited and hired development engineers, architects and product managers with experience in order processing, management, and fulfillment solutions and other facets of software, along with senior managers experienced in software used by communications service providers.

Our research and development expenditures totaled approximately $33.3 million for 2002, and $31.3 million for each of 2001and 2000.

Competition

Competition in our markets is intense and involves rapidly changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We believe several factors make us a strong competitor, including:

•	The breadth, depth and flexibility of our software;

•	The diversity and skills of our employees worldwide;

•	The quality and performance of our product;

•	Our comprehensive, high-quality customer service;

•	Our proven ability to implement and integrate solutions;

•	The overall value of our software; and

•	The references of our customers.

Competitors vary in size and scope of products and services offered. We encounter direct competition from several vendors, including Cramer Systems, Eftia OSS Solutions, Granite Systems, Syndesis, and Telcordia Technology. Additionally, we compete with OSS solutions sold by large equipment vendors such as ADC Telecommunications. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services intended to compete with ours. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software markets, and we expect that the market for our products and services will remain intensely competitive.

Software Protection and Other Proprietary Rights

To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual restrictions. Our trademarks include MetaSolv Software, the MetaSolv logo, MetaSolv Solution, MetaSolv QuickStart, MetaSolv Framework for Success, MetaSolv Field Operations Portal, MetaSolv Network and Service Planning, and Rapid Results. In addition, MetaSolv® is a federally registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent-protection program. We have filed for patent protection on certain aspects of our software, and we will continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret and trademark laws to protect our intellectual property, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology leadership position. In addition to intellectual property that we own, we also license certain intellectual property from third parties that is integrated with our software and used to perform key functions. There can be no assurance that in the future these third party licenses will continue to be available to us on commercially reasonable terms or at all.

We generally enter into confidentiality and/or license agreements with our employees, partners, and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We license, rather than sell, our software and require our customers to enter into license agreements that restrict the use of our software.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe on or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights (including those we license from third parties) do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. While we have primarily focused on intellectual property protection within the United States, we have expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Executive Officers

Our executive officers and their ages as of December 31, 2002, are as follows:

Name	Age	Position

James P. Janicki	47	Chief Executive Officer

T. Curtis Holmes, Jr.	40	President and Chief Operating Officer

Glenn A. Etherington	48	Chief Financial Officer

Jonathan K. Hustis	47	Vice President—Business Services, General Counsel and Corporate Secretary

Michael J. Cullen	43	Executive Vice President—Engineering

Sam L. Kelley	43	Executive Vice President—Services

Philip C. Thrasher	43	Executive Vice President—America’s Sales

James P. Janicki co-founded MetaSolv in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999. He has served as a director since April 1994 and served as President from April 1994 to January 2001. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments where he served in many capacities, including as manager of the Texas Instruments’ CASE consulting practice from July 1987 to August 1990 and as manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry.

T. Curtis Holmes, Jr. has served as our President and Chief Operating Officer since January 2001 and as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, and development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

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

Jonathan K. Hustis has served as our General Counsel and Corporate Secretary since April 1997. He was appointed our Vice President—Business Services in August 1998. Mr. Hustis was at Texas Instruments where he worked in its Corporate Finance Group from November 1995 until April 1997 and as Manager—Business Services in its Information Technology Group (Advanced Information Management and Enterprise Solutions divisions) from September 1989 to November 1995.

Michael J. Cullen has served as our Executive Vice President—Engineering since May 2001. From October 1997 to May 2001, Mr. Cullen served as Director of Engineering within the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included planning, development and support of the provisioning and service creation product lines within the Intelligent Network Unit. From February 1991 to October 1997, Mr. Cullen served as technical manager within Lucent Technologies/AT&T Network Systems Operations Support Systems.

Sam L. Kelley has served as our Executive Vice President—Services since July 2001. From June 2000 to April 2001, Mr. Kelley was the Chief Operating Officer of Akili Systems Group, a developer of industry-based solutions for the telecommunications, utilities, financial services and energy industries. Mr. Kelley was at IBM Global Services where he worked as Director, Managing Principal—Business Innovation Services from January 2000 to June 2000 and as Director, Managing Principal—Integration Services from January 1997 through December 1999. Mr. Kelley serves as a director of Geniant, Inc., a privately held professional services company.

Philip C. Thrasher has served as our Executive Vice President-America’s Sales since February 2002. From July 2000 to January 2002 Mr. Thrasher led the Sales and Professional Services team for Nortel Networks’ Service Commerce Group, assuming responsibility for Nortel’s entire America’s eBusiness sales portfolio in October 2000. From June 1998 to June 2000 Mr. Thrasher served as Senior Vice President of Telecom Solutions (the Americas) for Architel Systems Corporation. Prior to Architel’s merger with Accugraph Corporation in June 1998, Mr. Thrasher held a variety of senior executive positions within Accugraph, his last position being Vice President and General Manager of Global Telecom Solutions.

Employees

We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by providing our employees an extensive orientation program to learn our technology, the industry we serve, and our corporate values. We intend to continue teaching and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs designed to motivate and reward our employees. None of our employees is represented by an organized labor union nor have we experienced any work stoppages.

As of December 31, 2002, we had 655 full-time employees of whom:

•	171 were in professional services and customer support;

•	112 were in sales and marketing;

•	296 were in research and development; and

•	76 were in finance, administration and operations.

Our February 2003 acquisition of Orchestream Holdings plc added 113 additional employees.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order processing, management and fulfillment software, network and service planning, activation, network mediation, and service assurance software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs, including costs related to professional services and support services;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable from very large product licenses;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	Costs related to the expansion of our operations;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance; and

•	Changes in services and license revenue as a percentage of total revenue, as license revenue typically has a higher gross margin than services revenue.

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

THE COMMUNICATIONS INDUSTRY IS EXPERIENCING CONSOLIDATION, WHICH MAY REDUCE THE NUMBER OF POTENTIALCUSTOMERS FOR OUR SOFTWARE.

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

We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. The global telecommunications industry is currently experiencing a very challenging period, during which business activity has contracted. Since early 2001, reduced spending by telecommunications carriers and equipment manufacturers has impacted a number of companies in our industry, including us. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

OUR CUSTOMERS’ FINANCIAL WEAKNESS, THEIR INABILITY TO OBTAIN FINANCING, AND THE DOWNTURN IN THE COMMUNICATIONS INDUSTRY MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of capital to fund their operations and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During 2002 several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2002, our top ten customers accounted for 42% of our total revenue, compared to 36% during the year 2001. One customer accounted for 15% of total revenue in 2002 and no other customer was more than 5% of total revenue in 2002. To the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Competitors vary in size and scope of products and services offered. We encounter direct competition from several vendors, including Cramer Systems, Eftia OSS Solutions, Granite Systems, Syndesis, and Telcordia Technology. Additionally, we compete with OSS solutions sold by large equipment vendors such as ADC Telecommunications. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, management and fulfillment software markets. We believe that the market for our products and services will remain intensely competitive.

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

IF THE INTERNET OR BROADBAND COMMUNICATION SERVICES GROWTH SLOWS, DEMAND FOR OUR PRODUCTS MAY FALL.

Our success depends heavily on the continued acceptance of the Internet as a medium of commerce and communication, and the growth of broadband communication services. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our customers. If use of the Internet or broadband communication services does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies, insufficient commercial support and security or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

CHANGES IN COMMUNICATIONS REGULATIONS COULD ADVERSELY AFFECT OUR CUSTOMERS AND MAY LEAD TO LOWER SALES.

Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulations that adversely affect our existing and potential customers could lead them to spend less on order processing, management and fulfillment software, which would reduce our revenues and could seriously affect our business and financial condition.

IF WE FAIL TO ACCURATELY ESTIMATE THE RESOURCES NECESSARY TO COMPLETE ANY FIXED-PRICE CONTRACT, IF WE FAIL TO MEET OUR PERFORMANCE OBLIGATIONS, OR IF WE FAIL TO ANTICIPATE COSTS ASSOCIATED WITH PARTICULAR SALES OR SUPPORT CONTRACTS, WE MAY BE REQUIRED TO ABSORB COST OVERRUNS AND WE MAY SUFFER LOSSES ON PROJECTS.

In addition to time and materials contracts, we have periodically entered into fixed-price contracts for software implementation, and we may do so in the future. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on such a project, which would negatively impact our operating results. Also, in some instances our sales and support contracts may require us to provide software functionality that we have procured from third party vendors. The cost of this third party functionality may impact our margins, and we could fail to accurately anticipate or manage these costs. On occasion we have been asked or required to commit unanticipated additional resources or funds to complete projects or fulfill sales and support contracts. Our acquisitions of certain OSS assets from Nortel Networks in February 2002 and Orchestream Holdings plc in February 2003, and associated customer obligations, may intensify these risks.

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

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND FUTURE GROWTH.

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

OUR FUTURE SUCCESS DEPENDS ON OUR CONTINUED USE OF STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL OUR PRODUCTS.

We have entered into relationships with third party systems integrators and hardware platform and software applications developers. We rely on these third parties to assist our customers and to lend expertise in large scale, multi-system implementation and integration projects, including overall program management and development of custom interfaces for our products. Should these third parties go out of business or choose not to provide these services, we may be forced to develop those capabilities internally, incurring significant expense and adversely affecting our operating margins. In addition, we have derived and anticipate that we will continue to derive a significant portion of our revenues from customers that have established relationships with our marketing and platform alliances. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of marketing and platform alliances.

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio, and in February 2003 we completed the acquisition of Orchestream Holdings PLC, a manufacturer of IP network management software located in the United Kingdom. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

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

During 2002, we recorded impairment charges of $28.7 million for goodwill and $7.2 million for intangible assets.

FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

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

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	Revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	Announcements of technological innovations by us or our competitors;

•	Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

•	Developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

•	Changes in recommendations or financial estimates by securities analysts;

•	Rumors or dissemination of false and/or unofficial information;

•	Changes in management;

•	Stock transactions by our management or businesses with whom we have a relationship;

•	Conditions and trends in the software and communications industries;

•	Adoption of new accounting standards affecting the software industry; and

•	General market conditions, including geopolitical events.

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

ITEM 2.    PROPERTIES

We lease two buildings in an office park in Plano, Texas, that total approximately 160,000 square feet, and we own an adjacent, undeveloped lot available for expansion. These buildings are used as our headquarters under a lease that expires in 2010. In addition, we lease facilities and offices in Huntsville, Alabama; Englewood, Colorado; McLean, Virginia; Kanata, Canada; Toronto, Canada; Covent Garden and Reading, England; Rio de Janeiro and Sao Paulo, Brazil; Sophia Antipolis, France; and Munich, Germany. As a result of our February 2003 acquisition of Orchestream Holdings plc we also now have leased facilities in Kensington Village, England; Allentown, Pennsylvania and New York, New York. Lease terms for all our locations expire at various times through February 2010.

ITEM 3.    LEGAL PROCEEDINGS

On November 1, 2001, Bernstein Liebhard & Lifshitz, LLP announced that it had filed a class action suit in the United States District Court for the Southern District of New York against MetaSolv Software, Inc., James P. Janicki, Glenn A. Etherington, Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and

Jeffries & Company, Inc. It alleged violations of Section 11 of the Securities Act of 1933 against all the defendants, violations of Section 15 of the Securities Act of 1933 against James P. Janicki and Glenn A. Etherington, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and Jeffries & Company, Inc. On April 19, 2002, the plaintiffs filed an amended complaint that added a claim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) of the Securities Exchange Act of 1934 against James P. Janicki and Glenn A. Etherington. On October 9, 2002, the Court dismissed the claims against James P. Janicki and Glenn A. Etherington from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and Messrs. Janicki and Etherington. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company without prejudice and with leave to replead and dismissed all other remaining claims against the Company. Plaintiffs have indicated that they do not intend to replead the Section 10(b) claim against the Company and did not replead the Section 10(b) claim by the deadline imposed by the Court. As a result, MetaSolv and its officers are no longer defendants in the above legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No information is required in response to this Item, as no matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The NASDAQ Stock Market (NASDAQ) under the symbol MSLV. Prices per share reflected in the following table represent the range of high and low sales prices reported by The NASDAQ Stock Market for the quarters indicated.

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
March 31	$8.68	$5.35	$24.63	$7.00
June 30	7.55	3.39	14.81	7.00
September 30	4.35	1.11	8.30	5.00
December 31	2.40	0.83	9.10	5.71

We have not paid cash dividends on our common stock, and do not plan to pay cash dividends to our stockholders in the near future. We are not bound by any contractual terms that prohibit or restrict the payment of dividends; however, we presently intend to retain our earnings to finance the future growth of the business.

As of February 28, 2003, we had approximately 8,250 beneficial stockholders, including approximately 122 stockholders of record. On February 28, 2003, the closing price of our common stock on NASDAQ was $1.30 per share.

ITEM 6.    SELECTED FINANCIAL DATA

The following table contains certain selected financial data that should be read in conjunction with our consolidated financial statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data for the years presented has been derived from our audited financial statements (in thousands, except per share data).

	Years Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Total revenues	$91,204	$121,274	$137,674	$76,540	$44,299
Gross profit	38,806	87,945	93,140	46,073	26,475
Operating expenses	121,324	84,974	74,752	42,355	26,983
In process R&D write-off	4,060	2,940	—	—	—
Restructuring and other	12,126	3,142	—	—	—
Goodwill impairment	28,742	—	—	—	—
Income (loss) from operations	(82,518)	2,971	18,388	3,718	(508)
Net income (loss)	(66,794)	2,717	16,043	2,645	(186)
Earnings (loss) per share of common stock:
Basic	$(1.77)	$0.07	$0.45	$0.17	$(0.02)
Diluted	$(1.77)	$0.07	$0.40	$0.08	$(0.02)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,779	$80,658	$93,695	$112,341	$7,984
Working capital	65,923	132,768	130,650	108,917	9,761
Total assets	138,369	188,017	197,628	147,216	26,527
Total current liabilities	39,348	26,456	48,403	28,291	11,935
Redeemable convertible preferred stock	—	—	—	—	12,610
Total stockholders’ equity	$99,021	$161,173	$148,950	$118,615	$1,826

	Quarters Ended
	December 31	September 30	June 30	March 31
Unaudited Quarterly Consolidated Financial Data:
2002:
Total revenues	$23,546	$21,060	$24,736	$21,862
Gross profit	9,969	2,880	13,613	12,344
Operating expenses	22,804	50,585	20,489	27,446
In process R&D write-off	—	—	—	4,060
Restructuring and other	6,144	3,195	—	2,787
Goodwill impairment	—	28,742	—	—
Loss from operations	(12,835)	(47,705)	(6,876)	(15,102)
Net loss	$(11,154)	$(42,653)	$(3,968)	$(9,019)
Loss per share of common stock:
Basic	$(0.29)	$(1.13)	$(0.11)	$(0.24)
Diluted	$(0.29)	$(1.13)	$(0.11)	$(0.24)

2001:
Total revenues	$19,175	$24,096	$38,422	$39,581
Gross profit	13,478	17,789	28,194	28,484
Operating expenses	15,499	24,796	22,502	22,177
In process R&D write-off	—	2,940	—	—
Restructuring and other	—	3,142	—	—
Income (loss) from operations	(2,021)	(7,007)	5,692	6,307
Net income (loss)	$(521)	$(6,404)	5,692	$5,115
Earnings (loss) per share of common stock:
Basic	$(.01)	$(.17)	$.12	$.14
Diluted	$(.01)	$(.17)	$.12	$.13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of tax assets, and other special charges. Actual results may differ from these estimates. The reported financial results are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

Our software licensing and professional services agreements with customers typically have terms and conditions that are described in signed orders and a master agreement with each customer. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales during a quarter may negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment over extended periods. When installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all revenue recognition criteria have been met.

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

Service revenues consist principally of software implementations, upgrades and configurations, and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with system integrator partners to provide consulting services to our customers. The majority of our services are priced on an hourly basis. We also offer fixed-price consulting packages, primarily for repeatable solutions.

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

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate of the ultimate recovery of accounts receivable as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary difference, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectation, and the highly competitive nature of the telecommunications industry and its potential impact on our business. As a result of these analyses, a $14.5 million valuation allowance was established during the year ended December 31, 2002.

We evaluate our long-lived assets, including acquired intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of any assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with Generally Accepted Accounting Principles. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, and restructuring costs. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the Generally Accepted Accounting Principles financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

ACQUISITIONS

OSS software assets from Nortel Networks.    In February 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, we now offer a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. Our financial results include revenues and costs of the acquired business effective February 2002.

Lat45 Information Systems Inc.    In July 2001, we acquired all of the outstanding shares of capital stock of Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. Our acquisition of Lat45 Information Systems Inc. allowed us to use graphical geospatial (geographic) technology to expand a service provider’s capabilities in network planning and engineering functions and extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. We offered this product under the brand, MetaSolv Network and Service Planning™, both as a separate product and integrated with the MetaSolv Solution. The aggregate purchase price was approximately $9.0 million consisting of $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc., which were exchangeable for our shares on a one-to-one basis. In the third quarter of 2002, we decided to cease providing enhancements to the MetaSolv Network and Service Planning product.

Orchestream.    In December 2002, we announced an offer to acquire all of the ordinary shares of London-based Orchestream Holdings plc, a recognized leader in IP service activation software solutions for wire line and mobile carriers. The Orchestream acquisition adds a robust IP service activation product to our portfolio, and strong sales and technology partnerships in Europe. Under the terms of the offer, MetaSolv will pay £0.06 pounds sterling per share, valuing Orchestream at approximately £7.9 million pounds, or $12.7 million U.S. dollars based on December 2002 exchange rates. This acquisition became effective in February 2003, and is not included in our operating results for 2002.

Results of Operations

The year 2002 was a difficult time to sell software to the communications industry. Capital spending and the financial condition of many service providers remained depressed, and this is reflected in our financial results. As it became clear that our revenues would fall short of our expectations, we implemented several initiatives during 2002 that we believe position us for long-term growth. These actions included:

•	Completion of the acquisition of OSS software assets from Nortel. This investment:

•	Extended the breadth of our product offerings into service activation, billings mediation and other OSS applications, as well as adding robust and configurable service ordering and provisioning management solutions to our product portfolio.

•	Provided us with an established international customer base, as well as sales and services operations in Europe. This was key to our achieving 38% of revenue from outside the U.S. in 2002, up from 22% in 2001.

•	Increased our penetration at large communications service providers, such that we now report approximately 40% of the world’s top 100 communications providers as our customers,

•	Expanded our sales to the rapidly growing wireless mobility segment, reaching 17% of our total revenue in 2002 and improving our long-term growth opportunities.

•	Closed facilities in Chicago, Montreal and Belgium, and consolidated facilities in Plano and Denver. We also eliminated approximately 190 staff positions during the year. These actions reduced our ongoing cost structure by approximately $24 million, annually, and more closely matched our current expense levels with existing revenue opportunities.

•	Initiated the acquisition of Orchestream, which will further strengthen our business in Europe and for IP activation worldwide.

We believe our actions in 2002 provide a strong foundation for future revenue growth and a return to profitability.

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	34%	56%	52%
Service	66%	44%	48%

Total revenues	100%	100%	100%

Cost of revenues:
License	5%	5%	4%
Amortization and impairment of intangible assets	17%	1%	—
Service	35%	21%	29%

Total cost of revenues	57%	27%	32%

Gross profit	43%	73%	68%

Operating expenses:
Research and development	36%	26%	23%
Sales and marketing	31%	22%	18%
General and administrative	16%	17%	14%
Restructuring costs	13%	3%	—
In-process research and development	4%	2%	—

Total operating expenses	133%	70%	54%

Income (loss) from operations	(90%)	2%	13%
Interest and other income, net	2%	4%	6%
Loss on investments	—	3%	—

Income (loss) before taxes	(89%)	4%	19%
Income tax expense (benefit)	(15%)	2%	7%

Net income (loss)	(73%)	2%	12%

2002 COMPARED TO 2001

Revenues

Total revenues decreased 25% to $91.2 million in the year ended December 31, 2002, from $121.3 million in 2001. The decrease in revenue between these periods resulted from a decline in license sales, partially offset by increase in service revenue.

License fees.    License fee revenues in 2002 declined 55% to $30.9 million, from $68.4 million in 2001. The decline in license revenue resulted primarily from fewer sales to new customers and fewer follow-on sales of capacity licenses and add-on functionality to existing customers. Additionally, our average contract prices in 2002 have declined compared to prior years, due to smaller implementations, and competitive pricing pressures.

We believe the decline in license revenues results from the protracted downturn in the telecommunications industry, and related decreases in capital expenditures by service providers. We expect these weak market conditions to continue in the near-term. However, we believe our extensive product portfolio positions us well to initiate deployments at new customers and extend deployments at existing customers with new products and product capacity extensions, resulting in future license revenues.

Services.    Revenues from services increased 14% to $60.3 million in 2002 from $52.9 million in 2001, primarily due to consulting and maintenance service revenues attributable to our recently acquired products.

Consulting and education service revenues increased 13% to $20.4 million in 2002, from $17.9 million in 2001. The increase in consulting and education revenues resulted from fewer, but larger, services engagements. The larger project size reflects the scope of engagements primarily at larger customers, while the lower number of overall projects reflects fewer new customer implementations. We are marketing longer services engagements to key customers to help them use our products most efficiently, and we expect these longer engagements to provide more stability in our consulting revenues.

Post-contract customer support, or maintenance revenues, increased 14% to $40.0 million in 2002, from $34.9 million in 2001. The increase in maintenance revenue was primarily due to the inclusion of customer support for our newly acquired products, partially offset by a 23% decline in MetaSolv Solution maintenance revenue compared to the year-ago period. The decline in same-product maintenance revenue resulted primarily from financial difficulties at some of our smaller customers. The newly acquired products represented approximately 32% of our total maintenance revenue in the most recent fiscal year.

In 2002 we adopted a FASB staff position regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. For comparison purposes, service revenues and costs for 2001 and 2000 in this report have been restated to include our expenses that are reimbursed by our customers. Our reimbursable expenses during 2002, 2001 and 2000 increased services revenue and cost of revenue by $2.2 million, $2.4 million and $ 5.8 million, respectively. There was no change in reported profits as a result of this change.

Concentration of Revenues.    As of December 31, 2002, our active customer list includes more than 170 communications service providers worldwide, including approximately 40% of the world’s largest providers. During 2002, our top ten customers represented 42% of our total revenue with one customer accounting for 15% of revenue and no other single customer accounting for more than 5% of our revenue. In any given year we generally derive a significant portion of our revenue from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received more than 10% of our total revenue during a recent year is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues.    During 2002, we recognized $34.8 million in revenues from sources outside the United States compared to $26.9 million in 2001, representing 38% and 22% of revenue in each period, respectively. The growth in international revenues during 2002 was due to our increased penetration into European and Asian markets, accelerated by our product acquisitions.

Cost of Revenues

License Costs.    License costs consist primarily of royalties for third party software that is embedded in our products. License costs were $4.4 million in 2002 and $6.1 million in 2001, representing 14% and 9% of license revenue in each period, respectively. The decrease in license costs in 2002 in absolute dollars is primarily due to the elimination of royalty expense for use of third party e-commerce software and to lower license revenue in 2002. The increase in license costs as a percent of license revenue in 2002 resulted from a single sale in the fourth quarter that included software from a third party.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenue, both in absolute terms and as a percentage of revenues.

Amortization and Impairment of Intangible Assets.    The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from nine months to thirty-six months.

In 2002, cost of revenues included $8.6 million amortization of intangible assets acquired from both Nortel Networks and Lat45 Information Systems Inc., and a $7.2 million charge for impairment of our intangible assets. This compares to a $1.4 million amortization of intangible assets in 2001. The increase in amortization expense in 2002 was due to the purchase of developed OSS software technology rights and contracts from Nortel Networks in February of 2002.

In the third quarter of 2002, we performed an impairment test on our intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7.2 million. The revaluation of intangible assets consisted of a reduction in the value of technology rights acquired in each of the acquisitions.

Service Costs.    Service costs consist of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees, and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $32.1 million in 2002, up from $25.8 million in 2001, representing 53% and 49% of service revenues in each period, respectively. The increase in service costs in the most recent year resulted primarily from additional customer support for our newly acquired products and customers. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenue, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During 2002, research and development expenses increased 6% to

$33.3 million from $31.3 million in 2001, representing 36% and 26% of total revenues in each period, respectively. The year-to-year increase in research and development expense was primarily due to increased personnel costs related to the February 2002 acquisition of new products, and was partially offset by lower contracted development expenses. Research and development expenses increased as a percentage of revenues between these periods due to the increased personnel costs, coupled with the decline in revenues.

During 2002, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including wireless mobility technologies and user-group defined product enhancements. Specific enhancements include improved integration between our existing products and with major CRM, billing, and service assurance systems, so that communications providers can more quickly realize business efficiencies using MetaSolv products. We are also developing products and enhancements to address the needs of our customers, including network inventory and billing reconciliation, and extending functionality for IP and wireless management.

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

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows and other related expenses required to sell our software.

In 2002, sales and marketing expenses increased 5% to $28.1 million from $26.8 million in 2001, representing 31% and 22% of revenue in each period, respectively. Major changes in sales and marketing expenses between these two periods include a 43% reduction in commission expense related to lower revenues, partially offset by a 17% staff increase related to marketing and selling support for our new products and a strengthened sales force in Europe and South America.

We expect that our sales and marketing expenses will continue to increase, particularly due to the integration of our sales and marketing teams with those from our recent acquisition, and as we increase our presence in Europe and Latin America.

General and Administrative Expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in 2002 decreased 27% to $15.0 million, compared to $20.7 million in 2001, representing 16% and 17% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to a reduction in bad debt expense. Staffing in general and administrative functions remained relatively unchanged between the periods.

Restructuring and other Costs.    Restructuring and other costs during 2002 totaled $12.1 million, comprised of approximately $5.0 related to a reduction in force of approximately 190 positions; $5.8 million for facilities consolidations and lease commitments for space being vacated; and $2.3 in asset write-offs and other restructuring expenses, partially offset by a $1.0 million nonrecurring adjustment to accrued royalties. The remaining severance payments of $1.5 million will be paid out by year-end 2003, and the $5.8 million of lease payments will be paid out through year 2010.

We expect these restructuring actions to yield approximately $24 million in annual cost savings. We will continue to align costs with expectations for future revenues and market conditions, and may take future restructuring actions to better position our company for profitable growth.

In 2001, we recorded a pre-tax restructuring charge of $3.1 million that consisted of $2.0 million for a reduction in force of approximately 100 people, and approximately $1.1 million for lease commitments for certain field offices being closed and related fixed asset write-downs. The restructuring was in response to lower software license bookings and the expectation of lower revenues in the second half of 2001.

In-Process Research and Development.    In connection with our acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for acquired in-process research and development (IPR&D) during the first quarter of 2002. At the date of the acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 32% for the various IPR&D projects. These projects were essentially completed by year-end 2002.

Our financial results in 2001 included $2.9 million of IPR&D costs related to our Lat45 acquisition.

Goodwill Impairment.    We are required to periodically assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. We are one reporting unit, as defined by the Standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the our estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of our company fell to a level below its book value. The decline in the market capitalization indicated that a potential impairment in the value of enterprise goodwill existed; therefore, management performed an interim valuation in July 2002. This valuation indicated that an impairment of goodwill existed and we recorded a charge of $28.7 million to eliminate the goodwill.

Interest and Other Income, Net

In 2002, interest and other income, net, primarily consisting of interest income and interest expense, was $1.7 million, compared to $5.4 million in the year-ago period. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $14.0 million in 2002 and income tax expense of $2.2 million in 2001. As a percentage of the loss before taxes, our income tax benefit was 17% in 2002 compared to income tax expense of 45.2% in 2001. The difference between our effective income tax benefit and the statutory rate in 2002 was due to state and local tax benefits, in-process research and development write-offs that were not deductible for tax purposes, and the establishment of a valuation allowance against our deferred tax assets.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The write-down of the goodwill and revaluation of intangible assets generated an increase in deferred tax benefits. Based upon the available evidence, which includes our recent operating performance and projections for the future near term performance, we have provided a valuation allowance of approximately $14.5 million against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. Any future changes will be reflected as a component of income tax expense.

The difference between our effective income tax expense and the statutory federal rate in 2001 was due principally to in-process research and development write-offs that were not deductible for tax purposes and state and local income taxes, offset by research and development tax credits.

2001 COMPARED TO 2000

Revenues

Total revenues in 2001 were $121.3 million, compared to $137.7 million in 2000, representing a 12% year over year decrease. The decrease in revenues during 2001 was primarily related to fewer sales to new customers and, to a lesser extent, fewer follow-on sales to existing customers. We attributed the lower number of sales to overall lower capital spending in the communications industry. The sales slowdown adversely affected our license and implementation consulting revenue in 2001, while the impact was partially offset by a 33% increase in maintenance revenues.

License fees.    License fee revenues decreased 4% to $68.4 million in 2001 from $71.6 million in 2000. License revenue in the second half of 2001 was 60% below the first half, reflecting fewer sales to new customers, and also lower sales of modules and additional user seats to existing customers, where business contraction and their staff reductions reduced their need for additional near-term capacity. Our product pricing remained relatively stable during 2001.

We contracted with 10 new license customers during 2001, compared to 52 in 2000, not including new customers obtained through acquisition of the Lat45 Information Systems Inc. business in July 2001. The lower order activity in the latter part of the 2001, as well as the 4% decline in license revenue in 2001, was related to an overall slowdown in communications infrastructure spending by our potential customers.

Services.    Revenues from services were $52.9 million in 2001 compared to $66.0 million in 2000, representing a 20% year over year decrease. The decline in service revenues from 2000 to 2001 was due to a 55% decline in consulting and education services, partially offset by a 33% increase in maintenance revenue.

Consulting and education services revenue was $17.9 million in 2001 and $39.8 million in 2000. The decline in consulting and education services revenue was largely due to fewer new customer implementations related to fewer new license product sales and, to a lesser extent, lower spending by our existing customers on upgrades, product integrations and training of their employees. Our consulting revenue was also adversely affected by the increasing ability of alliance partners to provide consulting services directly to our customers, and license product enhancements and tools that shorten software implementation and upgrade times for our customers.

Post-contract customer support, or maintenance revenues, increased to $34.9 million in 2001 from $26.3 million in 2000, representing a year over year increase of 33%. The increase in maintenance revenue was due to a higher cumulative base of license products that we supported. The number of customers from whom we recognized maintenance revenue declined 12% between the fourth quarter of 2001 and the fourth quarter of 2000, largely due to consolidation among some of our customers and financial failure of others. The decline in the number of customers was most evident during the first half of 2001, and relatively stable during the second half of the year. The customer losses tended to be our smaller revenue accounts, while same-customer maintenance revenue from our remaining customers in 2001 increased over 2000, primarily due to their growth of operations and their follow-on purchases of our products.

Concentration of Revenues.    In 2001, our top ten customers represented 36% of our total revenue, with no one customer accounting for more than 6% of revenue.

International Revenues.    We recognized $26.9 million of revenue during 2001 from sources outside the United States, representing 22% of total revenue, up from 9% in 2000.

Cost of Revenues

License Costs.    License costs were $6.1 million in 2001 and $5.1 million in 2000, representing 9% and 7% of license revenue in each year, respectively. The increase in license costs, as a percentage of license revenue, was primarily due to royalty expenses for use of third party e-commerce software that we embedded in some of our products. In July 2001 we replaced this royalty-based agreement with a one-time payment for a perpetual license, thus reducing royalty expense as a percentage of license revenue.

Amortization and Impairment of Intangible Assets.    For the year ended December 31, 2001, cost of revenues included a $1.4 million charge for amortization of intangible assets. This amortization consisted of $0.9 million of purchased technology rights and $0.5 million attributable to customer contracts purchased from Lat45 Information Systems Inc. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets ranged from nine months to thirty-six months.

Service Costs.    Service costs were $25.8 million in 2001 and $39.4 million in 2000, representing 49% and 60% of service revenues in each year, respectively. The decline in service costs was primarily due to lower use of subcontracted consultants related to lower demand for consulting services, partially offset by increased costs for customer support. The decrease in service cost as a percentage of service revenues was primarily due to the relatively higher proportion of higher-margin maintenance revenues, compared to consulting and training revenues.

Operating Expenses

Research and Development Expenses.    Product research and development expenses during 2001 and 2000 were both $31.3 million, representing 26% and 23% of total revenues in each year, respectively. While our research and development investment in 2001 was equal to our investment in 2000, the investment in 2001 reflected an 18% increase in research and development employees and a 52% decline in contracted development spending. During 2001, our research and development investments were focused on new products and enhancements to address next-generation communications networks, new features to address the needs of multinational communications providers and user-group defined product enhancements.

Sales and Marketing Expenses.    Sales and marketing expenses were $26.8 million in 2001 and $24.5 million in 2000, representing 22% and 18% of revenues in each year, respectively. Sales and marketing expenses increased each year primarily due to the expansion of our sales and marketing staff, increased commission expense, and increased travel costs, coupled with higher expenses related to our expansion into Europe and Latin America. The increase in sales and marketing expenses as a percentage of revenues from 2000 to 2001 was due to the lower revenue in 2001.

General and Administrative Expenses.    General and administrative expenses were $20.7 million in 2001 and $18.9 million in 2000, representing 17% and 14% of revenues in each year, respectively. The increase in general and administrative expenses resulted primarily from a higher provision for doubtful accounts which increased to $8.6 million in 2001 from $6.8 million in 2000, and also due to staff increases in information systems and administrative functions to support the increased scale of our operations.

Restructuring and other Costs.    In July 2001, we announced a corporate restructuring, and in the third quarter of 2001 we recorded a pre-tax restructuring charge of $3.1 million. This charge consisted of $2.0 million for a reduction in force of approximately 100 people, and approximately $1.1 million for lease commitments for certain field offices being closed and related fixed asset write-downs. The restructuring was in response to lower software license bookings and the expectation of lower revenues in the third and fourth quarters of 2001. We expected approximately $7.0 million of annualized savings from this restructuring program. At December 31, 2001, approximately $1.0 million was included in accrued liabilities, related primarily to future minimum lease commitments, which expire in 2004.

In-Process Research and Development.    In connection with our acquisition of Lat45 Information Systems Inc., we recorded a pre-tax charge of $2.9 million for acquired in-process research and development (IPR&D) in the third quarter of 2001. At the date of this acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the IPR&D project.

Loss on Investments

During the third quarter of 2001, we determined that the decline in fair value of two equity investments below their carrying value was other than temporary. Accordingly, we recorded a pre-tax charge of $3.4 million to write down the value of investments, based on an independent appraisal.

Interest and Other Income, Net

Interest and other income (net), primarily consisting of interest income and interest expense, was $5.4 million in 2001 and $7.7 million in 2000. The decrease in interest and other income from 2000 to 2001 was primarily due to lower interest rates earned on invested balances, partially offset by higher cash and marketable security balances during 2001.

Income Tax Expense

Income tax expense was $2.2 million in 2001 and $10.0 million in 2000. As a percentage of income before taxes, income tax expense was 45.2% in 2001 and 38.4% in 2000. The increase in the effective tax rate during 2001 was due principally to the in-process research and development write-off that is not deductible for tax purposes. Tax expense as a percentage of pre-tax income differs from the federal statutory rate primarily due to these nondeductible costs and state taxes, partially offset by estimated tax credits in 2001.

Liquidity and Capital Resources

At December 31, 2002, our primary sources of liquidity were cash and cash equivalents, restricted cash and marketable securities, totaling $70.8 million and representing 51% of total assets. We invested our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. In December 2002 we deposited $12.7 million in escrow for the proposed acquisition of Orchestream Holdings plc. This deposit was classified as restricted cash on the balance sheet at December 31, 2002. Total cash and marketable securities decreased $66.8 million during 2002, from a balance of $137.6 million at the end of 2001. This decrease was primarily attributable to the February 2002 acquisition ($35.6 million), cash used in operations ($29.0 million), and capital expenditures ($3.4 million).

Cash used in operating activities during 2002 was $29.0 million, compared to $5.2 million generated from operations during 2001. The cash used in 2002 is primarily comprised of our $66.8 million net loss adjusted for the impairment of acquired goodwill and intangible assets of $44.6 million, and other non-cash items, including an increase of $9.7 million in non-cash working capital and a $8.8 million increase in tax benefits which were partially offset by $5.8 million in depreciation and amortization expense, and $4.1 million of purchased in-process research and development expense.

Net cash used in investing activities was $24.9 million in 2002, comprised of the net sale of $26.8 million in marketable securities, partially offset by $35.6 million in acquisition-related cash outflows, $12.7 million restricted cash related to the February 2003 Orchestream acquisition, and $3.4 million in capital expenditures primarily for computing hardware and software and leasehold improvements for our new employees and offices. We have no unusual capital commitments at December 31, 2002, and our principal commitments consist of obligations under operating leases. Net cash used for investing activities was $20.9 million in 2001, comprised of $8.0 million in purchases of marketable securities, $6.8 million for the Lat45 Information Systems Inc. acquisition, and $6.1 million in capital expenditures for computing hardware and software, furniture, and leasehold improvements.

Net cash provided from financing activities during 2002 consisted of $1.3 million in proceeds from our employee stock option programs. Net cash provided from financing activities in 2001 was $2.6 million.

At December 31, 2002, we had outstanding contractual obligations for cumulative lease payments of approximately $26.2 million through 2010. We believe that our cash flows generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to complete an acquisition or otherwise meet our business objectives, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

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

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, was completed by June 30, 2002, and no impairment was indicated as of January 1, 2002. The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential reduction in the value of goodwill existed; management performed an interim valuation as of July 31, 2002. This valuation indicated that an impairment of goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The impact of its adoption did not have a material impact on the Company’s results of operations or financial position.

In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods have been reclassified. In January 2002, the Company adopted the FASB staff position regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. Service revenues related to this change were approximately $2,221,500 for the twelve months of 2002. Revenue for the twelve months ended December 31, 2001 and 2000 have been reclassified to present amounts previously shown net on a comparable basis by increasing service revenues and service cost of revenues by approximately $2,428,000 and $5,797,000, respectively.

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

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 2002, the weighted average pre-tax interest rate on the investment portfolio is approximately 1.7%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position.

We do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. If these rates average 10% more in 2003 than in 2001, there would be no material adverse impact on our results of operations or financial position. During 2002, had these rates averaged 10% more than in 2001, there would have been no material impact on our results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

MetaSolv, Inc.

We have audited the accompanying consolidated balance sheets of MetaSolv, Inc. and subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In 2002, the Company fully adopted the provisions of SFAS No. 142, as required for goodwill and intangible assets resulting from business combinations consummated before July 1, 2001.

KPMG LLP

Dallas, Texas

February 12, 2003, except as to note 8, which is as of March 20, 2003

METASOLV, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$28,113	$80,658
Restricted cash	12,666	—
Marketable securities	30,001	56,919
Trade accounts receivable, less allowance for doubtful accounts of $3,825 in 2002 and $3,171 in 2001	17,025	12,913
Unbilled receivables	1,738	617
Prepaid expenses	5,119	2,095
Deferred tax assets	5,943	4,254
Other current assets	4,666	1,768

Total current assets	105,271	159,224
Property and equipment, net	16,185	16,586
Goodwill	—	6,375
Intangible assets	6,127	4,615
Deferred tax assets and other assets	10,786	1,217

Total assets	$138,369	$188,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,251	$3,663
Accrued expenses	22,780	13,679
Deferred revenue	9,317	9,114

Total current liabilities	39,348	26,456
Deferred income taxes	—	388

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 37,939,738 in 2002, and 37,422,649 in 2001	190	187
Additional paid-in capital	144,388	139,750
Deferred compensation	(66)	(154)
Accumulated other comprehensive income	38	125
Retained earnings (accumulated deficit)	(45,529)	21,265

Total stockholders’ equity	99,021	161,173

Total liabilities and stockholders’ equity	$138,369	$188,017

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	$30,880	$68,412	$71,632
Service	60,324	52,862	66,042

Total revenues	91,204	121,274	137,674

Cost of revenues:
License	4,446	6,141	5,124
Amortization and impairment of intangible assets	15,837	1,417	—
Service	32,115	25,771	39,410

Total cost of revenues	52,398	33,329	44,534

Gross profit	38,806	87,945	93,140

Operating expenses:
Research and development	33,262	31,346	31,304
Sales and marketing	28,096	26,815	24,545
General and administrative	15,038	20,731	18,903
In process R&D write-off	4,060	2,940	—
Restructuring and other costs	12,126	3,142	—
Goodwill impairment	28,742	—	—

Total operating expenses	121,324	84,974	74,752

Income (loss) from operations	(82,518)	2,971	18,388
Interest and other income, net	1,679	5,419	7,659
Loss on investments	—	(3,429)	—

Income (loss) before taxes	(80,839)	4,961	26,047
Income tax expense (benefit)	(14,045)	2,244	10,004

Net income (loss)	$(66,794)	$2,717	$16,043

Earnings (loss) per share of common stock:
Basic	$(1.77)	$0.07	$0.45

Diluted	$(1.77)	$0.07	$0.40

See accompanying notes to consolidated financial statements.

MetaSolv, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Common stock subscription	Deferred compensation	Accumulated other comprehensive income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	34,504,334	$172	24,000	$(14)	$116,555	$(47)	$(556)	$—	$2,505	$118,615

Net income	—	—	—	—	—	—	—	—	16,043	16,043
Exercise of stock options	1,212,662	7	—	—	1,655	—	—	—	—	1,662
Issuance of common stock for ESPP	213,349	1	—	—	3,348	—	—	—	—	3,349
Purchase of treasury stock	—	—	1,440	(1)	—	—	—	—	—	(1)
Reissuance of treasury stock	—	—	(25,440)	15	374	—	—	—	—	389
Tax benefit from disqualifying dispositions	—	—	—	—	8,614	—	—	—	—	8,614
Amortization of deferred compensation	—	—	—	—	—	—	256	—	—	256
Repayment of subscription note	—	—	—	—	—	23	—	—	—	23

Balance, December 31, 2000	35,930,345	180	—	—	$130,546	$(24)	$(300)	$—	$18,548	$148,950

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	2,717	$2,717
Unrealized gain on marketable securities	—	—	—	—	—	—	—	123	—	123
Foreign currency translation	—	—	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	2,842

Exercise of stock options	971,626	4	—	—	2,040	—	—	—	—	2,044
Issuance of common stock for ESPP	313,101	2	—	—	2,162	—	—	—	—	2,164
Issuance of common stock for acquisition	366,666	2	—	—	2,803	—	—	—	—	2,805
Purchase of treasury stock	—	—	163,049	(1,602)	—	—	—	—	—	(1,602)
Reissuance of treasury stock	—	—	(3,960)	11	—	—	—	—	—	11
Cancellation of treasury stock	(159,089)	(1)	(159,089)	1,591	(1,590)	—	—	—	—	—
Tax benefit from disqualifying dispositions	—	—	—	—	3,559	—	—	—	—	3,559
Stock compensation	—	—	—	—	254	—	(150)	—	—	104
Amortization of deferred compensation	—	—	—	—	—	—	296	—	—	296

Balance, December 31, 2001	37,422,649	187	—	—	139,774	(24)	(154)	125	21,265	161,173

Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(66,794)	(66,794)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation	—	—	—	—	—	—	—	19	—	19

Total comprehensive income	—	—	—	—	—	—	—	—	—	(66,881)

Exercise of stock options	148,820	1	—	—	186	—	—	—	—	187
Issuance of common stock for ESPP	372,749	2	—	—	1,073	—	—	—	—	1,075
Purchase of treasury stock	—	—	(4,480)	(2)	—	—	—	—	—	(2)
Cancellation of treasury stock	(4,480)	—	4,480	2	(2)	—	—	—	—	—
Repayment of subscription note	—	—	—	—	—	24	—	—	—	24
Tax benefit from disqualifying dispositions	—	—	—		3,357	—	—	—	—	3,357
Amortization of deferred compensation	—	—	—	—	—	—	88	—	—	88

Balance, December 31, 2002	37,939,738	$190	—	$—	$144,388	$—	$(66)	$38	$(45,529)	$99,021

See accompanying notes to consolidated financial statements.

METASOLV, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(66,794)	$2,717	$16,043
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	28,742	—	—
Amortization and impairment of intangible assets	15,836	1,417	—
Depreciation and amortization	5,756	4,045	2,760
Stock compensation	88	400	256
Loss on asset disposal	1,828	76	26
Deferred taxes	(12,189)	(2,423)	(2,577)
Tax benefit from disqualifying dispositions	3,357	3,559	8,614
Loss on investments	—	3,429	—
Purchased in-process research and development	4,060	2,940	—
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable, net	(4,112)	11,125	(7,239)
Unbilled receivables	(1,121)	893	2,554
Other assets	(5,379)	3,009	(4,447)
Accounts payable and accrued expenses	4,841	(11,029)	7,781
Deferred revenue	(3,891)	(14,959)	12,331

Net cash provided by (used in) operating activities	(28,978)	5,199	36,102

Cash flows from investing activities:
Purchases of property and equipment	(3,422)	(6,060)	(7,327)
Purchase of equity investments	—	—	(4,000)
Purchase of marketable securities	(51,826)	(87,198)	(53,931)
Proceeds from sale of marketable securities	78,638	79,245	5,088
Increase in restricted cash	(12,666)	—	—
Acquisition of Lat45 Information Systems Inc.	—	(6,842)	—
Acquisition of Nortel Networks’ OSS Software Assets.	(35,594)	—	—

Net cash used in investing activities	(24,870)	(20,855)	(60,170)

Cash flows from financing activities:
Proceeds from common stock transactions	1,286	4,208	5,034
Purchase of treasury stock	(2)	(1,602)	(1)
Reissuance of treasury stock	—	11	389

Net cash provided by financing activities	1,284	2,617	5,422

Effect of exchange rate changes on cash	19	2	—

Decrease in cash and cash equivalents	(52,545)	(13,037)	(18,646)
Cash and cash equivalents, beginning of year	80,658	93,695	112,341

Cash and cash equivalents, end of year	$28,113	$80,658	$93,695

Supplemental disclosures of cash flow information— Cash paid during the year for:
Interest	$66	$71	$48

Income taxes	$293	$2,253	$6,010

Non-cash investing and financing activities— Issuance of common stock for acquisition	$—	$2,805	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

1)    Organization and Summary of Significant Accounting Policies

MetaSolv, Inc. (the “Company”), a Delaware corporation headquartered in Plano, Texas, is a provider of software designed to automate the management of communications networks. Communications service providers using our software are able to efficiently enter, manage and fulfill orders for service from their customers. These communications service providers offer a full array of communications services including local and long distance telephone services, high-speed data services and Internet services, often as a bundled offering. The Company derives substantially all of its revenue from the sale of licenses, related professional services, maintenance and support of packaged software products to communications service providers.

a)  Principles of Consolidation

The consolidated financial statements include the financial statements of MetaSolv, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

b)  Revenue Recognition

The Company’s software products are licensed to customers through a direct sales force and indirect sales channels. The Company’s software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting, and training. The Company uses the residual method of revenue recognition for these arrangements. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to its fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the product has been delivered to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed.

The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management’s estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, $580,000 and $151,000 as of December 31, 2002 and 2001, respectively, represented billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Unbilled receivables as of December 31, 2002, included $825,000 of costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

d)  Marketable Securities and Equity Investments

Marketable securities at December 31, 2002 consisted of $13,000,000 of commercial paper with remaining contractual maturities of 120 days or less, debt securities issued by U.S. government agencies of $10,000,000 with remaining contractual maturities of 24 months or less and $7,000,000 of corporate and municipal bonds. Marketable securities are classified as available-for-sale and recorded at fair value. Unrealized gains were $17,000 and $123,000 at December 31, 2002 and 2001, respectively.

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

In connection with the 2001 acquisition of Lat45 Information Systems Inc., the Company recorded a charge of $2,940,000 for acquired in-process research and development. At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the in-process research and development projects.

In connection with the February 2002 acquisition of certain operational support system assets from Nortel Networks, the Company recorded a charge of $4,060,000 for acquired in-process research and development. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 35% for the various in-process research and development projects. These projects were essentially completed by year-end 2002.

h)  Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairments to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

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

k)  Accounting for Stock Options

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant. The Company recorded deferred compensation of $150,000 in 2001 as a result of granting stock options with exercise prices below the estimated fair value per share of the Company’s common stock at the date of grant. Deferred compensation has been recorded as a component of stockholders’ equity and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred compensation was $88,000, $296,000, and $256,000 in 2002, 2001, and 2000, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Compensation, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$(66,794)	$2,717	$16,043
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	53	178	154
Less: Stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net income if the fair value based method had been applied to all awards	(8,439)	(6,414)	(4,968)

Pro forma	$(75,180)	$(3,875)	$10,921

Earnings (loss) per share of common stock:
Basic:
As reported	$(1.77)	$0.07	$0.45
Pro forma	$(2.00)	$(0.11)	$0.31
Diluted:
As reported	$(1.77)	$0.07	$0.40
Pro forma	$(2.00)	$(0.11)	$0.27

Pro forma net income (loss) reflects only stock options granted after December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods of five years and compensation expense pertaining to stock options granted in prior periods is not considered.

l)  Comprehensive Income

The Company reports comprehensive income in its consolidated statement of stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three years ended December 31, 2002, net of taxes, unrealized gains on available-for-sale securities and cumulative foreign currency translation adjustments were the only items of other comprehensive income for the Company. The cumulative unrealized gains on available-for-sale securities as of December 31, 2002 were $17,000. The cumulative foreign currency translation adjustments as of December 31, 2002 was $21,000.

m)  Foreign Currency Translations

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

o)  Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

p)  Recently Adopted Accounting Standards

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

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, was completed by June 30, 2002, and no impairment was indicated as of January 1, 2002. The Company is required to periodically assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether e goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model, which considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential impairment in the value of goodwill existed; therefore, management performed an interim valuation as of July 31, 2002. This valuation indicated that an impairment of goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The impact of its adoption did not have a material impact on the Company’s results of operations or financial position.

In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This announcement indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

comparative financial statements for prior periods have been reclassified. In January 2002, the Company adopted the FASB staff position regarding the income statement classification of reimbursements received for “out-of-pocket” expenses incurred. Service revenues related to this change were approximately $2,221,500 for the twelve months of 2002. Revenue for the twelve months ended December 31, 2001 and 2000 have been reclassified to present amounts previously shown net on a comparable basis by increasing service revenues and service cost of revenues by approximately $2,428,000 and $5,797,000, respectively.

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

2)    Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Property and equipment at cost

Land	$3,671	$3,671
Computer equipment and software	14,805	11,291
Furniture and fixtures	4,115	3,722
Leasehold improvements	5,163	4,475
Telecommunications equipment	2,114	1,999
Construction in progress	53	389

	29,921	25,547
Less accumulated depreciation and amortization	(13,736)	(8,961)

Property and equipment, net	$16,185	$16,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

3)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

	December 31,
	2002	2001	2000
Current income tax expense (benefit):
Federal	$(2,062)	$4,033	$10,676
Foreign	711	(18)	135
State	(505)	652	1,770

	(1,856)	4,667	12,581

Deferred income tax expense (benefit):
Federal	(10,667)	(2,231)	(2,294)
State	(1,522)	(192)	(283)

	(12,189)	(2,423)	(2,577)

Total expense (benefit)	$(14,045)	$2,244	$10,004

During 2002, 2001, and 2000 income (loss) before income taxes included approximately $214,000, $27,000, and $451,000, respectively, of non-U.S. income. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent in the years ended December 31, 2002, 2001 and 2000, as follows (in thousands):

	December 31,
	2002	2001	2000
Computed “expected” tax expense	$(28,294)	$1,736	$9,116
Expenses not deductible for tax purposes	133	175	167
State and local taxes, net of federal benefit	(2,658)	284	932
Goodwill and acquired in process research and development	2,231	1,029	—
Research and development tax credits	(119)	(1,189)	(1,211)
Valuation allowance	14,466	—	—
Other	196	209	1,000

Income tax expense (benefit)	$(14,045)	$2,244	$10,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accrued expenses	$4,078	$1,274
Allowance for doubtful accounts	1,865	1,335
Research and development credit carryforward	3,161	1,645
Investment valuation differences	1,323	1,323
Asset basis and depreciation	298	—
Technology rights, goodwill and amortization	13,399	—
Net operating loss carryforward	6,397	—

Total deferred tax assets	$30,521	$5,577
Deferred tax liabilities:
Technology rights	—	(1,659)
Property and equipment, due to differences in basis and depreciation	—	(52)

Total deferred tax liabilities	—	(1,711)

Gross deferred tax asset	30,521	3,866
Valuation allowance	(14,466)	—

Net deferred tax asset	$16,056	$3,866

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For financial reporting purposes, a valuation allowance exists at December 31, 2002 to offset deferred tax assets based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible.

The Company has aggregate U.S. and non-U.S. tax loss carryforwards of approximately $16,582,000 and $3,151,000, which expire through the years 2023 and 2008, respectively.

4)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accrued royalties	$1,828	$4,191
Employee compensation	4,596	2,635
Income taxes payable	1,142	1,608
Sales tax payable	1,023	286
Restructuring expenses	7,213	1,006
Other expenses	6,978	3,953

	$22,780	$13,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

5)    Stock Option Plan and Employee Stock Purchase Plan

In August 1999, the Company adopted the MetaSolv, Inc. Long-Term Incentive Plan pursuant to which the Board of Directors may grant options to purchase company stock. The plan at its adoption authorized grants of options to purchase up to 9,320,000 shares of authorized but unissued common stock. The number of shares issuable under the plan increases by 5% of the Company’s outstanding common stock as of January 1 of each of the first five calendar years following adoption of the plan. Accordingly, as of January 1, 2003, the number of shares authorized under the plan was 16,591,326. At December 31, 2002, there were 1,325,869 additional shares available for grant under the plan.

Generally, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date. The per share weighted-average fair value of stock options granted for the years ended December 31, 2002, 2001 and 2000 were $3.85, $7.09 and $21.13, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.8% for 2002, 4.2% for 2001 and 6% for year 2000, an expected life of five years, and volatility of 118% for 2002, 107% for 2001, and 80% for 2000.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted- average exercise price
Balance as of December 31, 1999	6,315,112	$2.28
Granted	1,493,665	31.62
Exercised	(1,214,262)	1.37
Forfeited	(518,170)	8.51

Balance as of December 31, 2000	6,076,345	9.14
Granted	3,588,950	8.91
Exercised	(975,586)	2.11
Forfeited	(1,271,240)	8.74

Balance as of December 31, 2001	7,418,469	10.02
Granted	4,081,383	3.85
Exercised	(148,820)	1.26
Forfeited	(1,408,771)	13.71

Balance as of December 31, 2002	9,942,261	$7.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.24 to $97.75 and 4.22 years, respectively. The following table presents information about outstanding stock options as of December 31, 2002:

	Number of options	Weighted average		Options vested and exercisable
Range of Exercise Prices		Exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$ 0.24 – 3.50	2,850,970	$1.13	4.55	1,190,220	$0.36
1.75 – 4.50	2,033,528	3.81	5.40	615,028	3.54
5.00 – 7.63	2,210,923	6.54	4.10	560,888	6.91
7.88 – 11.51	2,084,664	9.29	3.24	590,190	9.14
11.69 – 97.75	762,1766	32.86	2.76	406,576	33.24

Totals	9,942,261			3,362,902

At December 31, 2002, 2001 and 2000, 3,362,902, 1,832,618, and 1,588,677 options were vested and exercisable at a weighted-average exercise price of $7.55, $6.48, and $1.41, respectively.

In August 1999, the Company adopted the MetaSolv, Inc. Employee Stock Purchase Plan. The plan was authorized to issue 600,000 shares of authorized and unissued common stock, and shares issuable under the plan increase annually during the first five years following adoption of the plan by 1% of the Company’s outstanding common stock. Accordingly, as of January 1, 2003, the number of shares authorized under the plan was 2,054,265. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. During 2002, there were 372,749 shares of common stock issued under the plan.

7)    Retirement and Savings Plans

The Company has various pension and savings plans under which employees are entitled to receive company contributions, subject to certain regulatory limitations. In 2002, 2001 and 2000, the Company made contributions of approximately $1,438,000, $618,000, and $667,000, respectively, to these plans.

8)    Commitments and Contingencies

Leases

The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,	Total minimum lease payments
2003	$4,285
2004	3,999
2005	3,361
2006	3,268
2007	2,940
Thereafter	8,348

$26,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $8,534,000, $4,651,000, and $3,379,000, respectively.

Legal Proceedings

On November 1, 2001, Bernstein Liebhard & Lifshitz, LLP announced that it had filed a class action suit in the United States District Court for the Southern District of New York against MetaSolv Software, Inc., James P. Janicki, Glenn A. Etherington, Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and Jeffries & Company, Inc. It alleged violations of Section 11 of the Securities Act of 1933 against all the defendants, violations of Section 15 of the Securities Act of 1933 against James P. Janicki and Glenn A. Etherington, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Morgan Stanley Dean Witter, Inc., BancBoston Robertson Stephens, Inc., and Jeffries & Company, Inc. On April 19, 2002, the plaintiffs filed an amended complaint that added a claim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) of the Securities Exchange Act of 1934 against James P. Janicki and Glenn A. Etherington. On October 9, 2002, the Court dismissed the claims against James P. Janicki and Glenn A. Etherington from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and Messrs. Janicki and Etherington. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company without prejudice and with leave to replead and dismissed all other remaining claims against the Company. Plaintiffs have indicated that they do not intend to replead the Section 10(b) claim against the Company and did not replead the Section 10(b) claim by the deadline imposed by the Court. As a result, MetaSolv and its officers are no longer defendants in the above legal proceeding.

Letter of Credit

The Company had a standby letter of credit (in lieu of a security deposit) of $1,300,000 as of December 31, 2002 and 2001.

9)    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(66,794)	$2,717	$16,043

Denominator:
Denominator for basic earnings per share weighted-average common shares outstanding	37,658	36,717	35,430
Effect of dilutive securities:
Employee stock options	—	2,890	4,759

Denominator for diluted earnings per share weighted average common and common equivalent shares outstanding	37,658	39,607	40,189

Earnings (loss) per common share:
Basic	$(1.77)	$0.07	$0.45

Diluted	$(1.77)	$0.07	$0.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 9,942,261 shares of common stock in 2002 and 1,458,055 shares of common stock in 2001.

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

The Company’s chief operating decision-maker is considered to be the Chief Operating Officer (COO). The COO reviews financial information presented on a Company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the COO is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: communications software and related services.

Revenue information regarding operations for different products and services is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues:
Software license fees	$30,880	$68,412	$71,632
Professional services	20,357	17,937	39,792
Post-contract customer support	39,967	34,925	26,250

Total revenues	$91,204	$121,274	$137,674

Total revenue derived from non-U.S. locations was approximately $34,839,000, $26,922,000, and $12,156,000 in 2002, 2001, and 2000, respectively. Outside of the U.S., no individual country accounted for more than 10% of total revenues.

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. In 2002, one customer accounted for 15% of total revenues and 36% of the accounts receivable balance at December 31, 2002.

11)    Acquisitions

In February 2002, the Company completed the acquisition of certain OSS assets from Nortel Networks. With this acquisition, the Company extended its product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, the Company now offers a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The purchase price was $35 million in cash, plus the assumption of certain liabilities of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The asset purchase agreement provided for the reduction of the cash purchase price by $3 million, which was used to cover the cost related to the issuance of stock options and retention bonuses to key employees. This cash payment was treated as a reduction of the purchase price. In addition, direct transaction costs were approximately $4.6 million.

The Company accounted for the acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets.” The financial results of this acquisition have been included with those of the Company effective February 2, 2002.

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

The $4.1 million allocated to in-process research and development costs was charged to expense upon closing. The developed technology will be amortized over its useful life of two years and the customer contracts will be amortized over their useful life of three years.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for years ended December 31, 2002 and 2001, as if the February 2002 acquisition had occurred at the beginning of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

the respective periods. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for in-process research and development (in thousands except per share data):

	Year Ended December 31,
	2002	2001
Revenues	$93,151	$187,101
Net loss	$(69,138)	$(31,062)
Basic and diluted loss per share	$(1.84)	$(0.85)
Basic and diluted shares outstanding	37,658	36,717

In July 2001, the Company, through its wholly owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The aggregate purchase price consisted of $6,195,000 in cash (excluding acquisition costs of $600,000) and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. valued at $2,805,000. Each of these shares was exchangeable for one share of MetaSolv, Inc. common stock. In addition, the shareholders of Lat45 Information Systems Inc. were eligible to receive up to an additional $2,000,000 in cash upon the completion of certain revenue milestones prior to December 31, 2001, and the absence of any misrepresentation or breach of warranty within one year from the closing of the acquisition. These revenue milestones were not achieved.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lat45 Information Systems Inc. have been included in the Company’s consolidated financial statements since July 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $6,375,000 was allocated to goodwill. Approximately $6,032,000 was allocated to intangible assets, primarily technology rights, to be amortized over a three-year period. Amortization of acquired intangible assets was computed using the greater of straight-line over the estimated useful life of the asset or the ratio that current gross revenues for those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from nine months to thirty-six months. Approximately $2,940,000 was allocated to purchase in-process research and development. The purchased in-process research and development cost was charged to results of operations in the third quarter of 2001. Net obligations assumed upon acquisition were $5,683,000.

In the third quarter of 2002, the Company decided to discontinue enhancements of the MetaSolv Network and Service Planning product and wrote off the balance of intangible assets ($3.6M) related to this product.

12)    Restructuring and Other Costs

In 2002, the Company recorded pre-tax restructuring charges of $12.1 million. These charges consisted of $5.0 million for a reduction in force of approximately 190 positions, $5.8 million for lease commitments on office space that has been vacated, and approximately $2.3 million of related asset write-downs, partially offset by $1.0 million non recurring adjustments to accrued royalties. At December 31, 2002, $7.2 million is included in accrued liabilities, which represents the remaining severance related payments of $1.5 million and $5.7 million of future minimum lease commitments, which expire through 2010. The severance payments will be completed by year end 2003 and the lease payments will continue through 2010.

In 2001, the Company recorded a pre-tax restructuring charge of $3.1 million. The charge consisted of $2.0 million for a reduction in force of approximately 100 positions, which was completed by the end of 2001, and approximately $1.1 million for lease commitments for certain field offices being closed and related fixed asset write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Cost	Other	Total
Balance at December 31, 2001	$—	$1,006	$—	$1,006
Restructuring charges and other	5,064	8,066	(1,004)	12,126
Amounts utilized in 2002	$(3,567)	(3,356)	1,004	(5,919)

Balance at December 31, 2002	$1,497	$5,716	$—	$7,213

13)    Impairment of Goodwill and Intangible Assets

The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a potential reduction in the value of goodwill existed; therefore, management performed an interim valuation based on estimated future cash flows as of July 31, 2002. This valuation indicated that an impairment of goodwill existed. Accordingly, the Company recorded a charge of $28.7 million to eliminate the goodwill.

The changes in the carrying value of goodwill for the year ended December 31, 2002, are as follows:

Balance at December 31, 2001	$6,375

Purchase of assets from Nortel Networks	21,706
Purchase price adjustments	661
Impairment charge	(28,742)

Balance at December 31, 2002	$—

The following is a summary of intangible assets at December 31, 2002 and 2001 (in thousands):

	2002
	Gross Carrying Cost	Accumulated Amortization	Total
Developed technology	$8,513	$5,756	$2,757
Customer contacts	5,114	1,744	3,370

Total intangible assets	$13,627	$7,500	$6,127

	2001
	Gross Carrying Cost	Accumulated Amortization	Total
Developed technology	$5,187	$864	$4,323
Customer contracts	845	553	292

Total intangible assets	$6,032	$1,417	$4,615

During 2002, the Company reassessed the value of intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7.2 million

Amortization expense related to intangible assets was approximately $8,659,000 and $1,417,000 for the years ended December 31, 2002 and 2001, respectively. Amortization expense related to intangible assets subject to amortization at December 31, 2002 will be approximately $4,245,000 in 2003 and $1,882,000 in 2004.

14)    Subsequent Events

In December 2002, MetaSolv announced an offer to acquire all of the outstanding shares of Orchestream Holdings plc, a UK headquartered company whose core product is Service Activator, an IP service activation tool. Orchestream also has a service assurance product, Resolve, which performs network performance and reporting primarily for ATM and frame relay-based networks. With this acquisition, MetaSolv gains an integrated IP VPN activation tool that has been sold to numerous customers — both wire line and mobile. This acquisition not only supports the MetaSolv strategic thrust of both Mobile and IP, but also strengthens the global nature of the company through the addition of an engineering presence and a headquarters facility in Europe.

This acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of the business acquired will be included in the Company’s consolidated financial statements beginning February 1, 2003. The purchase price of approximately $13.5 million, including $0.8 million of transaction costs, will be allocated to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, when determined, will be allocated to goodwill. The value assigned to intangible assets, primarily technology rights, will be amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The value to be allocated to purchased in-process research and development will be charged to earnings in the first quarter of 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$3,171	$3,692	$3,038	$3,825
Year ended December 31, 2001	$5,200	$8,638	$10,667	$3,171
Year ended December 31, 2000	$1,523	$6,847	$3,170	$5,200

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning Directors of the Company required by Item 401 and Item 405 of Regulation S-K will be contained in the Company’s 2003 Proxy Statement under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading “Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be contained in the Company’s 2003 Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Management Compensation” and “Stock Performance Graph,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2002, regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	9,942,261	$7.02	1,325,869

Equity compensation plans not approved by security holders	—	—	—

	9,942,261	$7.02	1,325,869

The information required by Item 403 of Regulation S-K will be contained in the Company’s 2003 Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

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

Mr. Royce Holland, one of our directors, is Chairman of the Board, CEO and a 5% stockholder of Allegiance Telecom, a customer of ours. Purchases by Allegiance from us in fiscal year 2002 accounted for $1,102,784 of our revenues.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of a date (the “Evaluation Date”) within 90 days of the filing date of this Annual Report on Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

(c)  Scope of the Controls Evaluation

The CEO and CFO evaluation of our disclosure controls and internal controls is performed with significant participation from our management team. We are implementing a controls evaluation process that includes internal reports and letters of assurance from business unit vice presidents. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning overall control effectiveness can be reported in our quarterly reports on Form-10-Q and our annual reports on Form 10-K. Our internal controls are also evaluated throughout the year by our internal audit department.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements, notes and independent auditors’ report described in Item 8, to which reference is hereby made.

(2)	Financial Statement Schedule. The financial statement schedule described in Item 8, to which reference is hereby made.

(3)	Exhibits. The following exhibits:

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv Software, Inc., MS Merger, Inc., and the Registrant. Incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

2.2

Asset Purchase Agreement dated January 21, 2002, by and among Nortel Networks Limited, as vendor, MetaSolv Software, Inc. as purchaser, and the Registrant as guarantor. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 15, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

Exhibit No.	Description

3.2	Bylaws of the Registrant.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001.

4.1

Investors’ Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2

Specimen Certificate of the Registrant’s common stock. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.3

Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4

Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5

Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

4.6

Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7

Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.8

Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333–86937.

4.9

Indemnification Agreement dated July 3, 2002, between MetaSolv, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

10.1	1992 Stock Option Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.2	Long-Term Incentive Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.3	Employee Stock Purchase Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

10.4

Mutual Release between the Registrant and Michael J. Watters dated November 20, 1998. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

Exhibit No.	Description

10.5

Commercial Lease Agreement between the Registrant and Crown Invest I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.6

Commercial Lease Agreement between the Registrant and William R. Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.7

Consent to Assignment of lease dated February 1, 202 by and between Architel Systems Corporation, MetaSolv Software Canada Inc. and First Real Properties Limited, and associated Lease Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

10.8

Indemnity Agreement dated February 1, 2002 by and between First Real Properties Limited and MetaSolv Software, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002,

10.9

Sublease dated June 4, 2002 between Zarlink Semiconductor Inc. and MetaSolv Software Canada, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.10

Consent to Sublease Agreement dated June 4, 2002 among Mitel Research Park Corporation, Zarlink Semiconductor Inc. and MetaSolv Software Canada Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.11	Indemnity Agreement dated June 4, 2002 by MetaSolv, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.12

Master Software License and Service Agreement entered into between Registrant and Qwest Communications Corporation, dated May 30, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.13

Master Software License and Services Agreement entered into between Registrant and Allegiance Telecom, Inc., dated December 19, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.14

Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc. adopted as a special resolution by its sole shareholder on July 20, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.15

Share Purchase Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., Lat45 Information Systems Inc., each of the shareholders of Lat45 Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.16

Exchange Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of Lat45 Information Systems Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.17

Registration Rights Agreement dated July 20, 2001, by and among the Registrant, each of the shareholders of Lat45 Information Systems Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.18

Amendment No. 1 to the Registration Rights Agreement dated August 3, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

Exhibit No.	Description

10.19

Amendment No. 2 to the Registration Rights Agreement dated August 10, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.20

Amendment No. 1 to the Share Purchase Agreement dated August 20, 2001, by and between MetaSolv Canada Holdings Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.21

Amendment No. 3 to the Registration Rights Agreement dated November 16, 2001, by and between the Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

*10.22	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Michael J. Cullen.

*10.23	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Glenn A. Etherington.

*10.24	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and T. Curtis Holmes, Jr.

*10.25	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Jonathan K. Hustis.

*10.26	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and James P. Janicki.

*10.27	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Sam L. Kelley.

10.28

Employment Agreement dated as of July 3, 2002, by and between MetaSolv Software, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

*10.29	Amendment to Employment Agreement dated February 13, 2003 by and between MetaSolv Software, Inc. and Phillip C. Thrasher.

10.30	First Amendment to MetaSolv, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on March 11, 2003.

21	Subsidiaries of the Registrant

(a) MetaSolv Software, Inc., a Delaware corporation

(b) MetaSolv Software S.A.S., a French corporation

(c) MetaSolv Software do Brasil, Ltda., a Brazilian limited liability company

(d) MetaSolv Canada Inc., a Canadian corporation

(e) MetaSolv Belgium SA, a Belgian SA

(f) MetaSolv Software GmbH, a German GmbH

(g) MetaSolv Holdings (UK) Limited, a British corporation

*23.1	Consent of KPMG LLP, independent auditors.

*99.1	Certification of Periodic Report.

*	Filed herewith

(b)  (i)  Current Report on Form 8-K of the Registrant, dated October 22, 2002, reporting the filing of a press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

METASOLV, INC.

Dated:	March 27, 2003	By:	/s/ JAMES P. JANICKI
James P. Janicki Chief Executive Officer

/s/ GLENN A. ETHERINGTON
Glenn A. Etherington Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN W. WHITE John W. White	Chairman of the Board	March 27, 2003

/s/ JAMES P. JANICKI James P. Janicki	Chief Executive Officer and Director	March 27, 2003

/s/ T. CURTIS HOLMES, JR. T. Curtis Holmes, Jr.	President, Chief Operating Officer and Director	March 27, 2003

/s/ LAURENCE J. BOUMAN Laurence J. Bouman	Director	March 27, 2003

/s/ ROYCE J. HOLLAND Royce J. Holland	Director	March 27, 2003

/s/ JOHN E. BERNDT John E. Berndt	Director	March 27, 2003

/s/ TERRY L. SCOTT Terry L. Scott	Director	March 27, 2003

Certifications

I, James P. Janicki, Chief Executive Officer, certify that:

1.	I have reviewed the annual report for the period ended December 31, 2002 on Form 10-K of MetaSolv, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ JAMES P. JANICKI
James P. Janicki, Chief Executive Officer

I, Glenn A. Etherington, Chief Financial Officer, certify that:

1.	I have reviewed the annual report for the period ended December 31, 2002 on Form 10-K of MetaSolv, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ GLENN A. ETHERINGTON
Glenn A. Etherington, Chief Financial Officer