Form 10-K/A
period 2002-12-31
METASOLV INC
filed 2003-04-29
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 126-2 of the Act)    ☑  Yes    ☐  No

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 2003, are incorporated by reference into Part III of this report. The Proxy Statement was previously filed with the Commission on April 18, 2003.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of MetaSolv, Inc. amends and restates in its entirety Part III, Item 10 of MetaSolv, Inc.’s Annual Report on Form 10-K filed with the Commission on March 27, 2003. This Amendment No. 1 also amends Part IV, Item 15 of the original Form 10-K as provided herein. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

MetaSolv, Inc.

2002 FORM 10-K/A

Item	Description	Page

	PART III

10	Directors and Executive Officers of the Registrant	1

	PART IV

15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	4

i

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company currently has authorized seven directors to serve on its Board of Directors. Set forth below is information regarding our directors, including their ages (as of December 31, 2002), the period during which they have served as directors, and information furnished by them as to principal occupations and directorships held by them in corporations whose shares are publicly registered.

Name	Director Since	Age
Lawrence J. Bouman	2000	56
John E. Berndt	2002	62
Royce J. Holland.	2000	54
Thomas Curtis Holmes, Jr.	2001	40
James P. Janicki	1994	47
Terry L. Scott	2003	52
John W. White	1998	64

Mr. Bouman has served as a director of the Company since November 2000. Since January 1999, Mr. Bouman has served as a technology advisor and independent consultant to several private communications and technology companies. From October 1995 to June 1998, Mr. Bouman was Senior Vice President and Chief Technology Officer of LCI International, Inc., a communications services provider. From June 1998 to January 1999, Mr. Bouman served as a member of the acquisition transition team following Qwest Communications International, Inc.’s acquisition of LCI International. Prior to 1995, Mr. Bouman held several senior positions with MCI Telecommunications Corporation. From September 1999 to October 2000, Mr. Bouman served as a director of Net Tel, a competitive local exchange carrier. Mr. Bouman resigned as a director on October 2, 2000 and Net-Tel filed for bankruptcy on November 3, 2000. Mr. Bouman serves as a director of Broadwing, Inc., a communications services provider.

Mr. Berndt has served as a director of the Company since May 2002. He retired from Sprint Corporation on September 30, 2000. From 1998 to September 2000, Mr. Berndt was President of Sprint International, an operating unit of Sprint Corporation. From 1997 to 1998, Mr. Berndt was President of Flour Daniel Telecom, an operating company of Flour Daniel, Inc. Mr. Berndt was President of AT&T New Business Development/Multimedia Ventures from 1993 until the spin-off of Lucent Technologies from AT&T occurred in 1996. Mr. Berndt serves as a director and member of the audit and compensation committees of Telular Corporation, a designer, developer and manufacturer of products for the cellular fixed wireless telecommunications industry and as a director of Calence, Inc., a privately held communications networking consulting company. Mr. Berndt also serves as a member of the advisory boards of Arris Ventures, a private equity firm which provides capital to young companies in the technology and life sciences industries and One Touch Systems, a private company which designs, develops and manufactures interactive distance learning systems.

Mr. Holland has served as a director of the Company since May 2000. Mr. Holland co-founded Allegiance Telecom, a telecommunications services provider, in 1997 and has served as its Chairman of the Board and Chief Executive Officer since then. Previously, Mr. Holland was at MFS Communications Company, Inc., a communications services provider, as a Co-founder and a Director from its inception in 1988, and also as President from 1990, through the completion of its merger with WorldCom in December 1996. In January 1993, President George Bush appointed Mr. Holland to the National Security Telecommunications Advisory Committee. Mr. Holland has over twenty-five years experience in the telecommunications, independent power and engineering/construction industries.

Mr. Holmes has served as President and Chief Operating Officer of the Company since January 2001 and as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

Mr. Janicki co-founded the Company in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999 and also currently serves as the Company’s Chief Technology Officer. He served as President of the Company from April 1994 until January 2001 and has served as a director of the Company since April 1994. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments where he served in many capacities, including as manager of the Texas Instruments’ CASE consulting practice from July 1987 to August 1990 and as manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry.

Mr. Scott has served as a director of the Company since February 2003. From November 1995 to August 2002 Mr. Scott served at various times as an independent director and audit committee member for five companies, including Terion, Inc., a wireless application service provider. In addition, from November 1995 to September 1997, he was President and Chief Executive Officer of Terion and from September 1997 to July 1999 he was its Chairman of the Board and Chief Executive Officer. Terion filed for bankruptcy in January 2002. Mr. Scott was with Paging Network, Inc. from 1981 through 1995 where he held various senior executive positions including serving as its Senior Vice President of Finance and Chief Financial Officer, and then as President and Chief Executive Officer from 1993 to November 1995.

Mr. White has served as a director of the Company since December 1998 and Chairman of the Board of Directors since August 1999. Mr. White was Vice President and Chief Information Officer for Compaq Computer, a developer and marketer of computer hardware and software, from February 1994 to October 1998, where he served as a member of the executive management team, overseeing Compaq’s worldwide information systems activities. Prior to February 1994, Mr. White was President of the Information Technology Group and Chief Information Officer for Texas Instruments. Mr. White serves as a director and member of the Compensation Committee of Citrix, a provider of server-based computing solutions, and as a director of MigraTec, Inc., a provider of software solutions for migrating between computer environments.

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

James P. Janicki co-founded the Company in July 1992 and since such time has served in various capacities. Mr. Janicki was appointed Chief Executive Officer in May 1999 and also currently serves as the Company’s Chief Technology Officer. He served as President of the Company from April 1994 until January 2001 and has served as a director of the Company since April 1994. From June 1982 to July 1992, Mr. Janicki was at Texas Instruments

where he served in many capacities, including as manager of the Texas Instruments’ CASE consulting practice from July 1987 to August 1990 and as manager of the Template software business from August 1990 until July 1992. Texas Instruments develops and manufactures semiconductors and other products in the electrical and electronics industry.

T. Curtis Holmes, Jr. has served as President and Chief Operating Officer of the Company since January 2001 and as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Company’s Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports disclosing their ownership of the Common Stock and their transactions in such Common Stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2002 fiscal year transactions in the Common Stock and their Common Stock holdings, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner, except each of Messrs. Holmes, Etherington, Hustis, Thrasher, Kelley and Cullen, executive officers of the Company, failed to timely file a Form 4 reporting a stock option grant received in November 2002. The late filings were reported with the filing of a Form 5 in 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(3)	Exhibits. The following exhibits:

Exhibit No.	Description

99.1	Certification of Periodic Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

METASOLV, INC.

Dated: April 29, 2003	By:	/s/ Glenn A. Etherington
Glenn A. Etherington Chief Financial Officer

Certifications

I, James P. Janicki, Chief Executive Officer, certify that:

1.	I have reviewed the annual report for the period ended December 31, 2002 on Form 10-K of MetaSolv, Inc., as amended to date;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 29, 2003	/s/ James P. Janicki
James P. Janicki, Chief Executive Officer

I, Glenn A. Etherington, Chief Financial Officer, certify that:

1.	I have reviewed the annual report for the period ended December 31, 2002 on Form 10-K of MetaSolv, Inc., as amended to date;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 29, 2003	/s/ Glenn A. Etherington
Glenn A. Etherington, Chief Financial Officer