Form 10-Q
period 2003-03-31
METASOLV INC
filed 2003-05-14
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☑ No ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes ☑ No ☐

As of March 31, 2003, there were 37,940,698 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$29,202	$28,113
Restricted cash	989	12,666
Marketable securities	28,005	30,001
Trade accounts receivable, less allowance for doubtful accounts of $3,931 in 2003 and $3,825 in 2002	15,131	17,025
Unbilled receivables	2,999	1,738
Prepaid expenses	5,147	5,119
Deferred tax assets	5,040	5,943
Other current assets	6,741	4,666

Total current assets	93,254	105,271

Property and equipment, net	16,765	16,185
Intangible assets	10,541	6,127
Deferred tax assets and other assets	12,366	10,786

Total assets	$132,926	$138,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,078	$7,251
Accrued expenses	27,015	22,780
Deferred revenue	11,854	9,317

Total current liabilities	43,947	39,348

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 37,940,698 in 2003, and 37,939,738 in 2002	190	190
Additional paid-in capital	144,219	144,388
Deferred compensation	(24)	(66)
Accumulated other comprehensive income	(25)	38
Accumulated deficit	(55,381)	(45,529)

Total stockholders’ equity	88,979	99,021

Total liabilities and stockholders’ equity	$132,926	$138,369

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenues:
License	$7,576	$7,027
Service	13,549	14,835

Total revenues	21,125	21,862

Cost of revenues:
License	534	156
Service	8,291	7,091
Amortization of intangible assets	1,613	2,271

Total cost of revenues	10,438	9,518

Gross profit	10,687	12,344

Operating expenses:
Research and development	7,826	9,651
Sales and marketing	6,118	7,139
General and administrative	4,450	3,809
Restructuring and other costs	1,327	2,787
In-process research and development write-off	1,640	4,060
Goodwill impairment	2,227	—

Total operating expenses	23,588	27,446

Loss from operations	(12,901)	(15,102)
Interest and other income, net	302	515
Gain on sale of investments	32	—

Loss before taxes	(12,567)	(14,587)
Income tax benefit	(2,479)	(5,568)
Minority interest	236	—

Net loss	$(9,852)	$(9,019)

Loss per share of common stock:
Basic	$(0.26)	$(0.24)
Diluted	$(0.26)	$(0.24)

Weighted average shares outstanding:
Basic	37,940	37,483
Diluted	37,940	37,483

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,852)	$(9,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	2,227	—
Amortization of intangible assets	1,613	2,271
Depreciation and amortization	1,528	1,325
Stock compensation	(127)	26
Loss on asset disposal	—	1,122
Deferred tax benefit	(2,619)	(3,960)
Minority interest	(236)	—
Gain on sale of investments	(32)	—
Purchased in-process research and development	1,640	4,060
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable, net	3,469	(3,013)
Unbilled receivables	(1,253)	(906)
Other assets	(1,341)	560
Accounts payable and accrued expenses	(6,222)	2,577
Deferred revenue	920	(1,638)

Net cash used in operating activities	(10,285)	(6,595)

Cash flows from investing activities:
Purchases of property and equipment	(55)	(920)
Purchases of marketable securities	(21,099)	(185)
Proceeds from sale of marketable securities	23,089	50,845
Proceeds from sale of investments	174	—
Decrease in restricted cash	11,972	—
Acquisition of Nortel Networks’ OSS assets	—	(35,594)
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	(3,093)	—

Net cash provided by investing activities	10,988	14,146

Cash flows from financing activities:
Proceeds from common stock transactions	—	118

Net cash provided by financing activities	—	118

Effect of exchange rate changes on cash	386	(2)

Increase in cash and cash equivalents	1,089	7,667
Cash and cash equivalents, beginning of period	28,113	80,658

Cash and cash equivalents, end of period	$29,202	$88,325

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. The Company reports comprehensive income in its consolidated statement of stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three months ended March 31, 2003 and 2002, net of taxes, unrealized gains on available-for-sale securities and cumulative foreign currency translation adjustments were the only items of other comprehensive income for the Company. The unrealized losses on available-for-sale securities for the three months ended March 31, 2003 and 2002 were $6,000 and $86,000, respectively. The foreign currency translation adjustments for the three months ended March 31, 2003 and 2002 were a loss of $57,000 and a gain of $2,000, respectively. Total comprehensive loss for the three months ended March 31, 2003 and 2002 was $9,915,000 and $9,103,000, respectively.

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	2003	2002
Net (loss):
As reported	$(9,852)	$(9,019)
Stock-based employee compensation cost in reported net loss, net of related tax effects	76	(16)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,640)	(1,856)

Pro forma	$(11,568)	$(10,859)

Basic and diluted loss per share of common stock:
As reported	$(0.26)	$(0.24)
Pro forma	(0.30)	(0.29)

2) Revenue Recognition

The Company recognizes revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

3) Earnings Per Share

Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding	37,940	37,483
Effect of dilutive securities:
Options	—	—

Weighted average common and common equivalent shares outstanding	37,940	37,483

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 11,261,799 shares of common stock in the first quarter of 2003 and 8,536,910 shares of common stock in the first quarter of 2002.

4) Acquisition

In February 2003, the Company acquired London-based Orchestream Holdings plc, a recognized leader in Internet Protocol (IP) service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added a robust IP service activation product to the Company’s portfolio and technology partnerships in Europe. The Company paid £0.06 per common share of Orchestream common stock valuing the transaction at approximately £7.9 million ($13.0 million). This acquisition became effective in February 2003 and, as of March 31, 2003, the Company had acquired 92% of Orchestream common stock. Effective April 25, 2003, the Company completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

The Company accounted for the acquisition using the purchase method of accounting, as required by Statements of Financial Accounting Standards No.141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The results of Orchestream have been included with those of the Company effective February 1, 2003.

The purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including customer arrangements, contract rights, the core technology related to the products, and in-process research and development costs, partially offset by minority interests with the remainder being allocated to goodwill which will not be deductible for tax purposes. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

A summary of the allocation of the purchase price follows (in thousands):

Cash purchase price for 92% interest	$11,965
Transaction costs	1,148

$13,113

Allocation of the purchase price:
Tangible assets acquired	$6,130
In-process research and development	1,640
Developed technology, including patents	3,406
Customer relationships	2,116
Contract rights	499
Deferred tax liabilities	(2,418)
Minority interest	(487)

Net identifiable assets acquired	10,886
Goodwill	2,227

$13,113

The $1.6 million allocated to in-process research and development was charged to expense upon closing in February 2003. Under SFAS 142, goodwill recorded as a result of the acquisition will not be amortized. The developed technology will be amortized over its useful life of three years; the customer relationships will be amortized over their useful life of five years; and the contract rights will be amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for three-month periods ended March 31, 2003 and 2002, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including intangible asset amortization, but does not include a charge for in-process research and development (in thousands except for share data).

	Three Months Ended March 31,
	2003	2002
Revenues	$21,298	$25,393
Net Loss	(13,009)	(17,364)
Basic and diluted loss per share	$(0.34)	$(0.46)
Basic and diluted shares outstanding	37,940	37,483

In February 2002, the Company acquired certain OSS assets from Nortel Networks. With this acquisition, the Company extended its product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, the Company now offers a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthened the worldwide scope of the Company’s product sales and services through an established presence in Europe. The Company acquired these assets for $35 million in cash and the assumption of certain liabilities. The Company’s financial results include revenues and costs of the acquired business effective February 2002.

The Company accounted for the acquisition using the purchase method of accounting, as required by Statements of Financial Accounting Standards No.141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets.”

The total purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The tangible assets were inventoried and evaluated by an independent third party, and did not differ materially from the net book value in the historical financial statements of Nortel Networks. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including customer arrangements, the core technology related to the products, and in-process research and development costs, with the remainder being allocated to goodwill which will be deductible for tax purposes over the next fifteen years. In addition, deferred taxes were recognized for the difference between the book and tax basis of certain intangible assets.

A summary of the allocation of the purchase price follows (in thousands):

Cash paid to Nortel Networks upon closing	$35,000
Less retention fund	(3,000)
Less cash for vacation liabilities assumed	(1,037)
Transaction costs	4,631

$35,594

Allocation of the purchase price:
Tangible assets acquired	$3,761
Liabilities assumed	(11,082)

Net tangible assets acquired	(7,321)

In-process research and development	4,060
Developed technology, including patents	12,236
Customer contracts	4,913

Net identifiable intangible assets acquired	21,209

Goodwill	21,706

$35,594

The $4.1 million allocated to in-process research and development costs was charged to expense upon closing on February 1, 2002. Under FAS 142, goodwill recorded as a result of the acquisition will not be amortized. The developed technology will be amortized over its useful life of two years and the customer contracts will be amortized over their useful life of three years.

The following summary, which was prepared on a pro forma basis for 2002, reflects the results of operations for three-months ended March 31, 2002, as if the acquisition had occurred at the beginning of the period. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for in-process research and development (in thousands except for share data).

Three Months Ended March 31, 2002
Revenues	$23,809
Net Loss	(10,773)
Basic and diluted loss per share	$(0.29)
Basic and diluted shares outstanding	37,483

5) Segment Information

The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Software license fees	$7,576	$7,027
Professional services	4,094	5,159
Post-contract customer support	9,456	9,676

Total Revenues	$21,125	$21,862

6) Restructuring and Other Costs

In 2002, the Company recorded pre-tax restructuring charges of $12.1 million. These charges consisted of $5.0 million for a reduction in force of approximately 190 positions, $5.8 million for lease commitments on office space that has been vacated, and approximately $2.3 million of related asset write-downs, partially offset by $1.0 million non recurring adjustments to accrued royalties.

During the quarter ended March 31, 2003, the Company recorded a pre-tax restructuring charge of $1.3 million. This charge was for a reduction in force of 55 positions. This restructuring program was implemented to align costs with expected market conditions. The expenditures related to restructuring are expected to be completed by June 30, 2003. The following table summarizes the status of the restructuring actions (in thousands).

	Employee Severance	Exit Costs	Total
Balance at December 31, 2002	$1,497	$5,716	$7,213
Restructuring Charge	1,327	—	1,327
Amounts utilized	(1,518)	(357)	(1,875)

Balance at March 31, 2003	$1,306	$5,359	$6,665

During the quarter ended March 31, 2002, the Company recorded a pre-tax restructuring charge of $2.8 million. This charge consisted of $1.4 million for a reduction in force of approximately 100 positions, and approximately $1.4 million for write-down of assets and closing of remote offices. This restructuring program was implemented to align costs with expected market conditions. The staff reduction expenditures were completed by September 30, 2002.

7) Goodwill and Other Intangible Assets

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

The market capitalization of the Company has been at a level well below its book value for an extended period. This prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company recorded a charge of $2.2 million to eliminate the goodwill.

The changes in the carrying value of goodwill during the three months ended March 31, 2003, are as follows:

Balance as of December 31, 2002	$—

Purchase Orchestream Holding plc	2,227
Impairment charge	(2,227)

Balance at March 31, 2003	$—

The following is a summary of intangible assets at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,001	$6,665	$5,336	23 months
Customer contracts	5,412	2,252	3,160	35 months
Customer Relationships	2,116	71	2,045	60 months

Total intangible assets	$19,529	$8,988	$10,541	29 months

	December 31, 2002
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$8,580	$5,827	$2,753	19 months
Customer Contracts	4,913	1,539	3,374	36 months

Total intangible assets	$13,493	$7,366	$6,127	24 months

Amortization expense related to intangible assets was approximately $1,613,000 and $2,271,000 for the three months ended March 31, 2003 and 2002, respectively. Amortization expense related to intangible assets subject to amortization at March 31, 2003, will be as follows for the next five years (in thousands):

For the remaining nine months:	2003	$4,543
For year ended:	2004	$3,463
	2005	$1,559
	2006	$518
	2007	$423

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The communications provider industry continued to experience significant financial weakness during the quarter ended March 31, 2003, reducing the number of sales opportunities to many of our customers and prospective customers. The adverse effects of weak markets on our business are moderated to some extent by our regional diversification, by the wide spectrum of communication service providers that buy our products, and by our expanded product portfolio, but our financial results remain largely influenced by decreased overall capital spending by communications providers.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of tax assets and other special charges. Actual results may differ from these estimates. The reported financial results are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. Our process for tracking progress to completion on such arrangements is through individual detailed project plans and regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately.

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

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve that is applied to all amounts that are not specifically identified. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate of the ultimate recovery of accounts receivable as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to temporary differences between financial and income tax reporting based on enacted tax laws and rates, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes,” including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectation, and the highly competitive nature of the telecommunications industry and its potential impact on our business.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with Generally Accepted Accounting Principles. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the impairment of goodwill, amortization of intangible assets, and restructuring costs. In accordance with applicable regulations, when we disclose pro forma financial information, such disclosure is accompanied by (i) a comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles and (ii) a reconciliation of the differences between the pro forma financial information and the comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the Generally Accepted Accounting Principles financial information that accompanies the pro forma financial information and that is included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

ACQUISITIONS

Orchestream. In February 2003, we acquired London-based Orchestream Holdings plc, a recognized leader in IP service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added a robust IP service activation product to our portfolio and technology partnerships in Europe. We paid £0.06 per common share of Orchestream common stock valuing the transaction at approximately £7.9 million ($13.0 million). This acquisition became effective in February 2003 and as of March 31, 2003, we had acquired 92% of Orchestream common stock. Effective April 25, 2003, MetaSolv completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary. Our financial results include revenues and costs of the acquired business effective February 2003.

OSS software assets from Nortel Networks. In February 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, we now offer a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthened the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. Our financial results include revenues and costs of the acquired business effective February 2002.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenues:
License	36%	32%
Service	64%	68%

Total revenues	100%	100%

Cost of revenues:
License	3%	1%
Service	39%	32%
Amortization of intangible assets	8%	10%

Total cost of revenues	49%	44%

Gross profit	51%	56%

Operating expenses:
Research and development	37%	44%
Sales and marketing	29%	33%
General and administrative	21%	17%
Restructuring and other costs	6%	13%
In-process research and development write-off	8%	19%
Goodwill impairment	11%	—

Total operating expenses	112%	126%

Loss from operations	(61%)	(69%)

Interest and other income, net	1%	2%

Loss before taxes	(59%)	(67%)

Income tax benefit	12%	25%

Minority interest	1%	—

Net loss	(47%)	(41%)

Revenues

Total revenues decreased 3% to $21.1 million in the first quarter of 2003, from $21.9 million in the first quarter of 2002. The decrease in revenue between these periods resulted from lower services revenue, partially offset by higher license sales.

License Fees. License fee revenues in the first quarter of 2003 increased 8% to $7.6 million, from $7.0 million in the first quarter of 2002. The increase in license revenue resulted primarily from the inclusion of sales of Orchestream products.

Services. Revenues from services decreased 9% to $13.5 million in the first quarter of 2003 from $14.8 million in the first quarter of 2002, primarily due to lower demand for implementation and related technical services.

Technical consulting and education service revenues decreased 21% to $4.1 million in the first quarter of 2003, from $5.2 million in the first quarter of 2002. The decrease in consulting and education revenues resulted from fewer services engagements.

Post-contract customer support, or maintenance revenues, decreased 2% to $9.5 million in the first quarter of 2003, from $9.7 million in the first quarter of 2002. The decrease in maintenance revenue was primarily due to a decrease in customers due to their financial deterioration, partially offset by maintenance revenue from our recently acquired products.

Concentration of Revenues. As of March 31, 2003, our active customer list included more than 170 communications service providers worldwide, including approximately 40% of the world’s largest providers. During the first quarter of 2003, our top ten customers represented 54% of our total revenue with the top two customers accounting for 21% and 10% of revenue, respectively. In any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. A significant decrease in the sale of products and services to any customer from whom we received more than 10% of our total revenue during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During the first quarter of 2003 we recognized $11.0 million in revenues from sources outside the United States compared to $5.8 million in the first quarter of 2002, representing 52% and 27% of revenue in each period, respectively. The growth in international revenues was primarily due to our successes at European communications providers, accelerated by our product acquisitions.

Cost of Revenues

License Costs. License costs consist primarily of royalties for third party software that is embedded in our products. License costs were $0.5 million in the first quarter of 2003, and $0.2 million in the first quarter of 2002, representing 7% and 2% of license revenue in each period, respectively. The increase in license costs in the first quarter of 2003, in absolute dollars and as a percentage of revenue, is primarily due to proportionately higher sales of royalty-bearing products.

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

Service costs were $8.3 million in the first quarter of 2003, up from $7.1 million in the first quarter of 2002, representing 61% and 48% of service revenues in each period, respectively. The increase in service costs in 2003 resulted primarily from additional customer support for our newly acquired products and customers. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenue, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering support to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

Amortization of Intangible Assets. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from one to five years.

In the first quarter of 2003, cost of revenues included $1.6 million in amortization of intangible assets acquired from Nortel Networks and Orchestream. This compares to $2.3 million in the first quarter of 2002. The decrease in amortization expense in the first quarter of 2003 versus first quarter 2002 was primarily due to elimination of intangibles from a previous acquisition partially offset by the addition of technology rights and contracts from the Orchestream acquisition in February 2003.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Research and development expenses during the first quarter or 2003 decreased 19% to $7.8 million from $9.7 million in the first quarter of 2002, representing 37% and 44% of total revenues in each period, respectively. The decrease in research and development expense, in dollars and as a percentage of revenue was primarily due to lower contracted labor expense and redirecting engineering resources to specific customer support.

During the first quarter of 2003, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including wireless mobility technologies, internet protocol (IP) services management and customer defined product enhancements.

We expect to continue making investments in product development as we further enhance our integrated, modular suite of products to address emerging communications technologies. The modular structure of our products allows communications service providers to implement product functionality in phases, depending on their needs, to realize near-term value and to maximize opportunities for longer-term benefits from an integrated OSS system.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows and other related expenses required to sell our software. In the first quarter of 2003, sales and marketing expenses decreased 14% to $6.1 million from $7.1 million in the first quarter of 2002, representing 29% and 33% of revenue in each period, respectively. The decrease in expenses from first quarter 2002 to first quarter 2003 was primarily due to 23% lower staffing levels and a 27% reduction in commission expense.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in the first quarter of 2003 were $4.5 million, compared to $3.8 million in the first quarter of 2002, representing 21% and 17% of revenues in each period, respectively. The increase in general and administrative expenses was primarily due to expenses associated with our newly acquired Orchestream operations.

Restructuring and Other Costs. We recorded a restructuring charge of $1.3 million in the first quarter of 2003 for costs associated with the elimination of 55 staff positions. We expect these actions to yield approximately $5 million of annual cost savings and to be completed by the end of 2003. We have completed these staff reductions and the severance payments will be completed by September 30, 2003. We expect these actions to yield approximately $5 million of annual cost savings.

In the first quarter of 2002, we recorded a restructuring charge of $2.8 million, consisting of $1.4 million for severance costs related to a reduction in force of approximately 100 people and $1.4 million for write-down of assets and closing of remote offices. These actions were expected to yield approximately $10 million in annual cost savings.

In-Process Research and Development. In connection with our acquisition of Orchestream, we recorded a charge of $1.6 million in the first quarter of 2003 for acquired in-process research and development (IPR&D). These in-process projects consisted primarily of upgrades to existing products. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various IPR&D projects. These projects are expected to be completed by year-end 2003.

In connection with the February 2002 acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for acquired in-process research and development during the first quarter of 2002. At the date of the acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 32% for the various IPR&D projects. These projects were essentially completed by year-end 2002.

Goodwill Impairment. The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

The market capitalization of the Company has been at a level well below its book value for an extended period. This prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company recorded a charge of $2.2 million to eliminate the goodwill.

Interest and Other Income, Net

In the first quarter of 2003, interest and other income, net, primarily consisting of interest income and interest expense, was $0.3 million, compared to $0.5 million in the first quarter of 2002. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income and lower interest rates earned on invested balances.

Income Tax Benefit

We recorded an income tax benefit of $2.5 million in the first quarter of 2003 and $5.6 million in the first quarter of 2002. As a percentage of the loss before taxes, our income tax benefit was 20% in the first quarter 2003 compared to 38% in the first quarter of 2002. The difference between our effective income tax benefit and the statutory rate is due to the write-off of goodwill and IPR&D and amortization of intangible assets, all of which are not deductible for tax purposes, and adjustments for the realizability of tax benefits related to Orchestream losses.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for the future near- term performance, we have maintained a valuation allowance of approximately $14.5 million against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. Any future changes will be reflected as a component of income tax expense.

Minority Interest

As of March 31, 2003, we had acquired 92% of the outstanding common stock of Orchestream Holdings plc. Accordingly, 8% of Orchestream’s net loss during the quarter ended March 31, 2003, is attributable to non-MetaSolv shareholders and we recorded a non-cash after-tax minority interest adjustment. Effective April 25, 2003, MetaSolv completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

Liquidity and Capital Resources

At March 31, 2003, our primary sources of liquidity were cash and cash equivalents, restricted cash, and marketable securities, totaling $58.2 million and representing 44% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $12.6 million during the first quarter of 2003, from a balance of $70.8 million at the end of 2002. This decrease was primarily attributable to our net loss ($5.9 million, net of non cash items such as goodwill impairment, depreciation, and amortization), the February 2003 acquisition of Orchestream ($3.1 million, net of $10.0 million cash acquired), restructuring payments ($1.9 million), payments for sales, property and franchise taxes ($1.3 million), and payments on previous acquisition-related liabilities ($1.0 million).

Cash used in operating activities during the first quarter of 2003 was $10.3 million, comprised of our $9.9 million net loss adjusted for non-cash items such as goodwill impairment, amortization of intangibles, tax benefits, in-process research and development write-offs, and changes in non-cash working capital.

Net cash generated by investing activities was $11.0 million in the first quarter of 2003, comprised primarily of a reduction in restricted cash ($12.0 million), net proceeds of sales and purchases of marketable securities ($2.0 million), partially offset by net expenditures for the acquisition of Orchestream ($3.1 million, net of $10.0 million cash acquired).

We have no unusual capital commitments at March 31, 2003, and our principal commitments consist of obligations under operating leases.

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

Certain Factors That May Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. There are additional risks and uncertainties that we do not presently know, or that we currently view as immaterial that may also impair our business operations. This report is qualified in its entirety by these risks. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, they could materially harm our business, financial condition, or results of operations. In that case, the trading price of our common stock could decline.

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

Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of capital to fund their operations and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During the last two years, several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communications industry could continue for an indefinite period of time. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2002, our top ten customers accounted for 42% of our total revenue, compared to 36% during the year 2001. One customer accounted for 15% of total revenue in 2002 and no other customer was more than 5% of total revenue in 2002. In first quarter of 2003 we had two customers, who individually accounted for 10% or more of our revenues. To the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

IF THE INTERNET OR BROADBAND COMMUNICATION SERVICES GROWTH SLOWS, DEMAND FOR OUR PRODUCTS MAY FALL.

Our success depends heavily on the continued acceptance of the Internet as a medium of commerce and communication, and the growth of broadband communication services. The growth of the Internet has driven changes in the public communications network and has given rise to the growth of the next-generation service providers who are our customers. If use of the Internet or broadband communication services does not continue to grow or grows more slowly than expected, the market for software that manages communications over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies, insufficient commercial support and security or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services r facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

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

IF WE FAIL TO ACCURATELY ESTIMATE THE RESOURCES NECESSARY TO COMPLETE ANY FIXED-PRICE OR SERVICE LEVEL CONTRACT, IF WE FAIL TO MEET OUR PERFORMANCE OBLIGATIONS, OR IF WE FAIL TO ANTICIPATE COSTS ASSOCIATED WITH PARTICULAR SALES OR SUPPORT CONTRACTS, WE MAY BE REQUIRED TO ABSORB COST OVERRUNS AND WE MAY SUFFER LOSSES ON PROJECTS OR CONTRACTS.

In addition to time and materials contracts, we have periodically entered into fixed-price contracts for software implementation, and service level contracts requiring performance at agreed service levels. We may do so in the future. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Service level contracts involve risks because a failure to meet the required service levels may incur compensatory or liquidated damages. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan or service level requirements would likely cause us to have lower margins or to suffer a loss on such a project or contract, which would negatively impact our operating results. Also, in some instances our sales and support contracts may require us to provide software functionality that we have procured from third party vendors. The cost of this third party functionality may impact our margins, and we could fail to accurately anticipate or manage these costs. On occasion we have been asked or required to commit unanticipated additional resources or funds to complete projects or fulfill sales and support contracts. Our acquisitions of certain OSS assets from Nortel Networks in February 2002 and Orchestream Holdings plc in February 2003, and associated customer obligations, may intensify these risks.

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

OUR FUTURE SUCCESS DEPENDS ON OUR CONTINUED USE OF STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL OUR PRODUCTS.

We have entered into relationships with third party systems integrators and hardware platform and software applications developers. We rely on these third parties to assist our customers and to lend expertise in large scale, multi-

system implementation and integration projects, including overall program management and development of custom interfaces for our products. Should these third parties go out of business or choose not to provide these services, we may be forced to develop those capabilities internally, incurring significant expense and adversely affecting our operating margins. In addition, we have derived and anticipate that we will continue to derive a significant portion of our revenues from customers that have established relationships with our marketing and platform alliances. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of marketing and platform alliances.

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

During the first quarter of 2003, we recorded impairment charges of $2.2 million for goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments. Our excess cash is invested in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and limit our credit exposure by restricting the amount of securities that may be placed with any single issuer. Our general policy is to limit the risk of principal loss and assure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. At March 31, 2003, the weighted average pre-tax interest rate on the investment portfolio is approximately 1.6%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2003 than in 2002, there would be no material adverse impact on our results of operations or financial position. During the quarter ended March 31, 2003, had short-term market interest rates averaged 10% more than in 2002, there would have been no material adverse impact on our results of operations or financial position.

Our exposure to adverse movements in foreign exchange rates is increasing with our growth in business outside of the United States. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. During the quarter ended March 31, 2003, had these rates averaged 10% more than in 2002, there would have been no material impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on their evaluation as of a date (the “Evaluation Date”) within 90 days of the filing date of this Quarterly Report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

(c) Scope of the Controls Evaluation

The CEO and CFO evaluation of our disclosure controls and internal controls is performed with significant participation from our management team. We are implementing a controls evaluation process that includes internal reports and letters of assurance from business unit vice presidents. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning overall control effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls are also evaluated throughout the year by our internal audit department.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

(3)	Exhibits: The following exhibits:

    99.1 Certification of Periodic Report

(b) Reports on Form 8-K.

(i)	Current Report on Form 8-K of MetaSolv, Inc. dated January 31, 2003 reporting an acquisition.

(ii)	Current Report on Form 8-K of MetaSolv, Inc. dated February 6, 2003 reporting the filing of a press release.

(iii)	Current Report on Form 8-K of MetaSolv, Inc. dated February 14, 2003 reporting the filing of a press release.

Certifications

I, James P. Janicki, Chief Executive Officer, certify that:

1.	I have reviewed the quarterly report for the period ended March 31, 2003, on Form 10-Q of MetaSolv, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ James P. Janicki
Date	James P. Janicki Chief Executive Officer

I, Glenn A. Etherington, Chief Financial Officer, certify that:

1.	I have reviewed the quarterly report for the period ended March 31, 2003, on Form 10-Q of MetaSolv, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Glenn A. Etherington
Date	Glenn A. Etherington Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington Chief Financial Officer Duly Authorized Officer on behalf of the Registrant