Form 10-Q
period 2003-06-30
METASOLV INC
filed 2003-08-06
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 126-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2003, there were 38,254,290 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,273	$28,113
Restricted cash	—	12,666
Marketable securities	31,974	30,001
Trade accounts receivable, less allowance for doubtful accounts of $3,237 in 2003 and $3,825 in 2002	17,006	17,025
Unbilled receivables	2,104	1,738
Prepaid expenses	4,805	5,119
Deferred tax assets	4,366	5,943
Other current assets	4,662	4,666

Total current assets	83,190	105,271
Property and equipment, net	16,212	16,185
Intangible assets	9,575	6,127
Deferred tax assets and other assets	13,083	10,786

Total assets	$122,060	$138,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,032	$7,251
Accrued expenses	26,040	22,780
Deferred revenue	10,765	9,317

Total current liabilities	41,837	39,348
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 38,254,290 in 2003, and 37,939,738 in 2002	191	190
Additional paid-in capital	144,685	144,388
Deferred compensation	(26)	(66)
Accumulated other comprehensive income	160	38
Accumulated deficit	(64,787)	(45,529)

Total stockholders’ equity	80,223	99,021

Total liabilities and stockholders’ equity	$122,060	$138,369

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
License	$6,867	$8,050	$14,443	$15,076
Service	14,966	16,686	28,515	31,522

Total revenues	21,833	24,736	42,958	46,598
Cost of revenues:
License	348	163	882	319
Service	8,445	8,216	16,736	15,307
Amortization of intangible assets	1,683	2,744	3,296	5,015

Total cost of revenues	10,476	11,123	20,914	20,641

Gross profit	11,357	13,613	22,044	25,957
Operating expenses:
Research and development	8,477	8,806	16,303	18,457
Sales and marketing	7,217	8,163	13,335	15,302
General and administrative	3,554	3,520	8,004	7,329
Restructuring and other costs	1,658	—	2,985	2,787
In-process research and development write-off	141	—	1,781	4,060
Goodwill impairment	—	—	2,227	—

Total operating expenses	21,047	20,489	44,635	47,935

Loss from operations	(9,690)	(6,876)	(22,591)	(21,978)
Interest and other income, net	300	479	602	994
Gain on sale of investments	—	—	32	—

Loss before taxes	(9,390)	(6,397)	(21,957)	(20,984)
Income tax expense (benefit)	58	(2,429)	(2,421)	(7,997)
Minority interest	42	—	278	—

Net loss	$(9,406)	$(3,968)	$(19,258)	$(12,987)

Loss per share of common stock:
Basic	$(0.25)	$(0.11)	$(0.51)	$(0.35)
Diluted	$(0.25)	$(0.11)	$(0.51)	$(0.35)
Weighted average shares outstanding:
Basic	38,105	37,615	38,022	37,549
Diluted	38,105	37,615	38,022	37,549

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,258)	$(12,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	2,227	—
Amortization of intangible assets	3,296	5,016
Depreciation and amortization	3,203	2,748
Stock compensation	(118)	51
Loss on asset disposal	4	1,122
Deferred tax benefit	(2,619)	(6,115)
Minority interest	(278)	—
Gain on sale of investments	(32)	—
Purchased in-process research and development	1,781	4,060
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable, net	1,784	(7,206)
Unbilled receivables	(359)	(1,514)
Other assets	1,448	(1,967)
Accounts payable and accrued expenses	(7,987)	(724)
Deferred revenue	(305)	(4,066)

Net cash used in operating activities	(17,213)	(21,582)

Cash flows from investing activities:
Purchases of property and equipment	(846)	(2,009)
Purchases of marketable securities	(42,158)	(12,800)
Proceeds from sale of marketable securities	40,182	57,040
Proceeds from sale of investments	174	—
Decrease in restricted cash	12,999	—
Acquisition of Nortel Networks’ OSS assets	—	(35,594)
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	(3,595)	—

Net cash provided by investing activities	6,756	6,637

Cash flows from financing activities:
Proceeds from common stock transactions	456	851

Net cash provided by financing activities	456	851

Effect of exchange rate changes on cash	161	(3)

Decrease in cash and cash equivalents	(9,840)	(14,097)
Cash and cash equivalents, beginning of period	28,113	80,658

Cash and cash equivalents, end of period	$18,273	$66,561

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)	Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the six months ended June 30, 2003 and 2002, net of taxes, unrealized gains on available-for-sale securities and cumulative foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(9,406)	$(3,968)	$(19,258)	$(12,987)
Unrealized losses on marketable securities	(7)	(19)	(13)	(105)
Foreign currency translation adjustments	192	(1)	135	(3)

Total comprehensive loss	$(9,221)	$(3,988)	$(19,136)	$(13,095)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and are as follows for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(9,406)	$(3,968)	$(19,258)	$(12,987)
Less stock-based employee compensation expense (credits) in reported net loss, net of related tax effects	5	15	(71)	31
Plus total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,021)	(2,121)	(3,661)	(3,977)

Pro forma net loss	$(11,422)	$(6,074)	$(22,990)	$(16,933)

Basic and diluted loss per share of common stock:
As reported	$(0.25)	$(0.11)	$(0.51)	$(0.35)
Pro forma	$(0.30)	$(0.16)	$(0.60)	$(0.45)

2)	Revenue Recognition

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

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase the following shares of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Antidilutive stock options	11,046	8,942	11,046	8,942

4)	Acquisitions

In February 2003, the Company acquired London-based Orchestream Holdings plc, a recognized leader in Internet Protocol (IP) service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added a robust IP service activation product to the Company’s portfolio and technology partnerships in Europe. The Company paid £0.06 per share of Orchestream common stock, valuing the transaction at approximately £7.9 million ($13.0 million). This acquisition became effective in February 2003 and, as of March 31, 2003, the Company had acquired 92% of Orchestream common stock. Effective April 25, 2003, the Company completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

The Company accounted for the acquisition using the purchase method of accounting, as required by Statement of Financial Accounting Standards No.141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The results of Orchestream have been included with those of the Company effective February 1, 2003.

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

A summary of the allocation of the purchase price follows (in thousands):

Cash purchase price	$12,997
Transaction costs	1,148

$14,145

Allocation of the purchase price:
Tangible assets acquired	$6,088
In-process research and development	1,781
Developed technology, including patents	3,700
Customer relationships	2,298
Contract rights	747
Deferred tax liabilities	(2,418)
Minority interest	(278)

Net identifiable assets acquired	11,918
Goodwill	2,227

$14,145

The $1.8 million allocated to in-process research and development was charged to expense in the first half of the year. Under SFAS 142, goodwill recorded as a result of the acquisition will not be amortized. The developed technology will be amortized over its useful life of three years; the customer relationships will be amortized over their useful life of five years; and the contract rights will be amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the six month periods ended June 30, 2003 and 2002, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including intangible asset amortization, but does not include an adjustment for in-process research and development (in thousands except for share data).

	Six Months Ended June 30,
	2003	2002
Revenues	$43,131	$52,275
Net Loss	(22,952)	(42,947)
Basic and diluted loss per share	$(0.60)	$(1.14)
Basic and diluted shares outstanding	38,022	37,549

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

The following summary, which was prepared on a pro forma basis for 2002, reflects the results of operations for six months ended June 30, 2002, as if the acquisition had occurred at the beginning of the period. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for in-process research and development (in thousands except for share data).

Six Months Ended June 30, 2002
Revenues	$48,545
Net loss	14,741
Basic and diluted loss per share	$(0.39)
Basic and diluted shares outstanding	37,549

5)	Segment Information

The Company operates in a single operating segment: communications software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Software license fees	$6,867	$8,050	$14,443	$15,076
Professional services	4,953	5,979	9,047	11,139
Post-contract customer support	10,013	10,707	19,468	20,383

Total revenues	$21,833	$24,736	$42,958	$46,598

6)	Restructuring and Other Costs

During the six months ended June 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 55 positions during the quarter ended March 31, 2003 and 60 positions during the quarter ended June 30, 2003 and charges of $1.3 million and $1.7 million, respectively. All expenditures related to the severance are expected to be completed by December 31, 2003, and expenditures related to the exit costs by the end of 2008.

In the first half of 2002, the Company recorded pre-tax restructuring charges of $2.8 million. These charges consisted of $1.4 million for reduction in force of approximately 100 positions, and approximately $1.4 million for write-down of assets and closing of remote offices. These expenditures are essentially completed.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2002	$1,497	$5,716	$7,213
Restructuring Charge 1Q, 2003	1,327	—	1,327
Restructuring Charge 2Q, 2003	1,658	—	1,658
Amounts utilized	(2,072)	(720)	(2,792)

Balance at June 30, 2003	$2,410	$4,996	$7,406

7)	Goodwill and Other Intangible Assets

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

At March 31, 2003, the market capitalization of the Company had been at a level well below its book value for an extended period. The prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company recorded a charge of $2.2 million to eliminate the goodwill.

The changes in the carrying value of goodwill during the six months ended June 30, 2003, are as follows:

Balance as of December 31, 2002	$—
Purchase Orchestream Holding plc	2,227
Impairment charge	(2,227)

Balance at June 30, 2003	$—

The following is a summary of intangible assets at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,279	$7,598	$4,681	23 months
Customer contracts	5,660	2,882	2,778	35 months
Customer Relationships	2,298	182	2,116	60 months

Total intangible assets	$20,237	$10,662	$9,575	29 months

	December 31, 2002
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$8,580	$5,827	$2,753	19 months
Customer Contracts	4,913	1,539	3,374	36 months

Total intangible assets	$13,493	$7,366	$6,127	24 months

Amortization expense related to intangible assets was approximately $1,683,000 and $2,744,000 for the three months ended June 30, 2003 and 2002, respectively and approximately $3,296,000 and $5,015,000 for the six months ended June 30, 2003 and 2002, respectively. Amortization expense related to intangible assets subject to amortization at June 30, 2003, is projected as follows for the next five years (in thousands):

For the remaining six months:	2003	$3,187
For year ended:	2004	$3,604
	2005	$1,693
	2006	$587
	2007	$460
	2008	$44

8)	Indemnifications

The Company sells software licenses and services to its customers under contracts, which the Company refers to as a Master Software License and Service Agreement ( “MSLA”). Each MSLA contains the relevant terms of the contractual arrangement with the customer, and normally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The MSLA usually seeks to mitigate the potential impact of such indemnification obligations in various ways, including but not limited to certain geographic and time limitations, and a right to replace an infringing product.

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

The communications provider industry continued to experience significant financial weakness during first half of 2003, resulting in fewer sales opportunities with our customers and prospective customers. The adverse effects of weak markets on our business are moderated to some extent by our regional diversification, by the wide spectrum of communication service providers that buy our products, and by our expanded product portfolio, but our financial results remain largely influenced by decreased overall capital spending by communications providers.

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

Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimates in the period the revisions are determined.

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

ACQUISITIONS

Orchestream. In February 2003, we acquired London-based Orchestream Holdings plc, a recognized leader in IP service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added a robust IP service activation product to our portfolio and technology partnerships in Europe. We paid £0.06 per share of Orchestream common stock, valuing the transaction at approximately £7.9 million ($13.0 million). Our financial results include revenues and costs of the acquired business effective February 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
License	31%	33%	34%	32%
Service	69%	67%	66%	68%

Total revenues	100%	100%	100%	100%
Cost of revenues:
License	2%	1%	2%	1%
Service	39%	33%	39%	33%
Amortization of intangible assets	8%	11%	8%	11%

Total cost of revenues	48%	45%	49%	44%

Gross profit	52%	55%	51%	56%
Operating expenses:
Research and development	39%	36%	38%	40%
Sales and marketing	33%	33%	31%	33%
General and administrative	16%	14%	19%	16%
Restructuring and other costs	8%	—	7%	6%
In-process research and development write-off	1%	—	4%	9%
Goodwill impairment	—	—	5%	—

Total operating expenses	96%	83%	104%	103%

Loss from operations	(44)%	(28)%	(53)%	(47)%

Interest and other income, net	1%	2%	1%	2%

Loss before taxes	(43)%	(26)%	(51)%	(45)%

Income tax benefit	—	10%	6%	17%

Minority interest	—	—	1%	—

Net loss	(43)%	(16)%	(45)%	(28)%

Revenues

Total revenues decreased 12% to $21.8 million in second quarter 2003, from $24.7 million in second quarter 2002. For the first six months of 2003, total revenues decreased 8% to $43.0 million from $46.6 million in the first six months of 2002. The decrease in revenues in both the quarter and year-to-date periods was attributed to lower sales of software licenses and related services, partially offset by the inclusion of revenue from recently acquired Orchestream products.

License Fees. License fee revenues in second quarter 2003 decreased 15% to $6.9 million, from $8.1 million in second quarter 2002. For the first six months of 2003, license revenues decreased 4% to $14.4 million from $15.1 million in the first six months of 2002. The decrease in license revenue resulted primarily from fewer sales of our MetaSolv

Solution product, largely offset by higher sales of service activation products and inclusion of Orchestream license revenue.

Services. Revenues from services decreased 10% to $15.0 million in second quarter 2003, from $16.7 million in second quarter 2002. For the first six months of 2003, services revenues decreased 10% to $28.5 million from $31.5 million in the first six months of 2002.

Technical consulting and education service revenues decreased 17% to $5.0 million in second quarter 2003, from $6.0 million in second quarter 2002. In the six month period ended June 30, 2003, consulting and education revenues decreased 19% to $9.0 million, compared to $11.1 million in the year-ago period. The decrease in consulting and education revenues on both the quarterly and year-to-date periods resulted from fewer services engagements and a large, non-renewable project recorded in second quarter of 2002.

Post-contract customer support, or maintenance revenues, decreased 6% to $10.0 million in second quarter 2003, from $10.7 million in second quarter 2002. In the six month period ended June 30, 2003, maintenance revenues decreased 4% to $19.5 million, compared to $20.4 million in the year-ago period. The decrease in maintenance revenue was primarily due to a decrease in the number of customers subscribing to maintenance agreements, principally due to the cancellation of maintenance by customers experiencing deteriorating financial condition, partially offset by the addition of maintenance revenue from our recently acquired products.

Concentration of Revenues. As of June 30, 2003, our active customer list included more than 170 communications service providers worldwide, including approximately 40% of the world’s largest providers. During second quarter 2003, our top ten customers represented approximately half of our total revenue with the top two customers accounting for 12% and 10% of revenue, respectively. In any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. A significant decrease in the sale of products and services to any customer from whom we received more than 10% of our total revenue during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During second quarter 2003, we recognized $12.6 million in revenues from sources outside the United States compared to $11.5 million in second quarter 2002, representing 58% and 47% of revenue in each period, respectively. The growth in international revenues was primarily due to our successes at European communications providers, accelerated by our product acquisitions.

Cost of Revenues

License Costs. License costs consist primarily of royalties for third party software that is included with our products. License costs were $0.3 million in second quarter 2003, and $0.2 million in second quarter 2002, representing 5% and 2% of license revenue in each period, respectively. For the first six months of 2003, license costs were $0.9 million, compared to $0.3 million in the first six months of 2002, representing 6% and 2% of license revenue in each period, respectively. The increase in license costs as a percentage of revenue in the 2003 periods was primarily due to proportionately higher sales of royalty-bearing products in 2003.

We plan to continue the use and sale of third party software where it provides an advantage for our customers and is beneficial to MetaSolv. This approach lowers our overall product development cost, but may increase our cost of license revenue in absolute terms and as a percentage of revenues.

Service Costs. Service costs consist of expenses to provide technical consulting, training and maintenance services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $8.4 million in second quarter 2003, up from $8.2 million in second quarter 2002, representing 56% and 49% of service revenues in each period, respectively. For the first six months of 2003, service costs increased 9% to $16.7 million from $15.3 million in the first six months of 2002, representing 59% and 49% of service revenues in each period, respectively. The increase in service costs in the 2003 periods resulted primarily from additional customer support for our newly acquired products and customers, partially offset by lower costs to provide technical consulting and education. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenue, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering support to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

Amortization of Intangible Assets. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful lives of these assets range from one to five years.

In second quarter 2003, cost of revenues included $1.7 million in amortization of intangible assets acquired from Nortel Networks and Orchestream. This is down 39% from the $2.7 million in second quarter 2002. For the first six months of 2003, amortization of intangible assets decreased 34% to $3.3 million from $5.0 million in the first six months of 2002. The decrease in amortization expense between the 2003 periods and their year-ago equivalent periods was primarily due to elimination of intangibles from a previous acquisition, partially offset by amortization of the addition of technology rights and contracts from the Orchestream acquisition in February 2003.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Research and development expenses in second quarter 2003, decreased 4% to $8.5 million from $8.8 million in second quarter 2002, representing 39% and 36% of total revenues in each period, respectively. For the first six months of 2003, research and development expenses decreased 12% to $16.3 million from $18.5 million in the first six months of 2002, representing 38% and 40% of revenues in each period, respectively. The decrease in research and development expense, in dollars and as a percentage of revenue was primarily due to a 9% reduction in research and development staffing, and redirecting engineering resources to specific customer support projects.

During second quarter 2003, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including wireless mobility technologies, internet protocol (IP) services management and customer defined product enhancements. Additionally, we are investing to ease integration between MetaSolv products with other business systems, and to further automate our customers’ business processes to lower their overall cost of doing business. We have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows and other related expenses required to sell our software. In second quarter 2003, sales and marketing expenses decreased 12% to $7.2 million from $8.2 million in second quarter 2002, representing 33% of revenue in both periods. For the first six months of 2003, sales and marketing expenses decreased 13% to $13.3 million from $15.3 million in the first six months of 2002, representing 31% and 33% of revenues in each period, respectively. The decrease in expenses in the quarter and year-to-date periods, compared to their respective year-ago periods, was due to 27% lower staffing, partially offset by higher commissions paid to sales partners.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in second quarter 2003, were $3.6 million, compared to $3.5 million in second quarter 2002, representing 16% and 14% of revenues in each period, respectively. For the first six months of 2003, general and administrative expenses increased 9% to $8.0 million from $7.3 million in the first six months of 2002, representing 19% and 16% of revenues in each period, respectively. The increase in general and administrative expenses was primarily due to expenses in the year-to-date period associated with our newly acquired Orchestream operations, partially offset by a lower provision for doubtful customer accounts and recent staff reductions.

Restructuring and Other Costs. We recorded a restructuring charge of $1.7 million during the second quarter of 2003 for costs associated with the elimination of 60 staff positions. The expenditures related to these staff reductions will be completed before year end 2003, and are expected to yield an annualized cost savings of approximately $5.0 million. The staff reductions were primarily related to the elimination of positions made redundant by our business acquisitions and other cost reductions to align with near-term revenue expectations.

During the six months ended June 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 55 positions during the quarter ended March 31, 2003 and 60 positions during the quarter ended June 30, 2003 and charges of $1.3 million and $1.7 million, respectively.

In the first half of 2002, the Company recorded pre-tax restructuring charges of $2.8 million. These charges consisted of $1.4 million for reduction in force of approximately 100 positions, and approximately $1.4 million for write-down of assets and closing of remote offices. These expenditures are essentially completed.

In-Process Research and Development. In connection with our acquisition of Orchestream, we recorded acquired in-process research and development (IPR&D) charges of $1.6 million and $0.1 million in the quarters ended March 31 and June 30, 2003, respectively. These in-process projects consisted primarily of upgrades to existing products. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various IPR&D projects. These projects are expected to be completed by year-end 2003.

In the first half of 2002, we incurred a pretax charge of $4.1 million for in process research and development expense in connection with the February 2002 acquisition of certain OSS assets from Nortel Networks

Goodwill Impairment. The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

The market capitalization of the Company has been at a level well below its book value for an extended period. This prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company eliminated the goodwill and recorded a charge of $2.2 million in the quarter ended March 31,2003.

Interest and Other Income, Net

In second quarter 2003, interest and other income, net, primarily consisting of interest income and interest expense, was $0.3 million, down 37% when compared to $0.5 million in the quarter ended June 30, 2002. For the first six months of 2003, interest and other income, net, decreased 39% to $0.6 million from $1.0 million in the first six months of 2002. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded income tax expense of $58,000 in second quarter 2003, and an income tax benefit of $2.4 million in second quarter 2002. Income tax expense of $58,000 in second quarter 2003 reflects non-U.S. taxes on non-U.S. earnings. As a percentage of the loss before taxes, our income tax benefit was 38% in second quarter 2002. For the first six months of 2003, we recorded an income tax benefit of $2.4 million, compared to a benefit of $8.0 million in the first six months of 2002, representing 11% and 38% of pre-tax losses in each period, respectively. The difference between our effective income tax benefit and the statutory rate is due to the write-off of goodwill and IPR&D and amortization of intangible assets, all of which are not deductible for tax purposes, and adjustments for the realizability of tax benefits related to Orchestream losses.

During the quarter ended June 30, 2003, we elected to stop recording tax benefits and additional deferred tax assets related to tax loss carry-forwards, as the ultimate realization of those assets is not expected to begin for several years. The impact of this decision was a non-cash increase in the company’s net loss of $0.11 per share for both the quarter and six months ended June 30, 2003.

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

Minority Interest

As of June 30, 2003, we had acquired 100% of the outstanding common stock of Orchestream Holdings plc and Orchestream became a wholly owned subsidiary of MetaSolv, Inc. Orchestream’s net loss attributable to minority shareholders totaled $236,000 in the quarter ended March 31, 2003 and $42,000 in the quarter ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2003, our primary sources of liquidity were cash and cash equivalents, and marketable securities, totaling $50.2 million and representing 41% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $20.6 million during the six month period ended June 30, 2003, from a balance of $70.8 million at December 31, 2002. This decrease was primarily attributable to our net loss ($11.8 million, net of non cash items such as goodwill impairment, depreciation, amortization, IPR&D and deferred taxes), the February 2003 acquisition of Orchestream ($3.6 million, net of $10.0 million cash acquired), restructuring payments ($2.7 million), payments for sales, property and franchise taxes ($1.3 million), and payments on previous acquisition-related liabilities ($1.4 million).

Cash used in operating activities during the six months ended June 30, 2003, was $17.2 million, comprised of our $19.3 million net loss adjusted for non-cash items such as goodwill impairment, amortization of intangibles, tax benefits, in-process research and development write-offs, and changes in non-cash working capital.

Net cash generated by investing activities was $6.8 million for the first six months of 2003, comprised primarily of a reduction in restricted cash ($13.0 million), partially offset by net purchases of marketable securities ($2.0 million) and net expenditures for the acquisition of Orchestream ($3.6 million, net of $10 million cash acquired).

We have no unusual capital commitments at June 30, 2003, and our principal commitments consist of obligations under operating leases.

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The issue addresses how to divide the arrangement into separate units of accounting consistent with the identified earnings process for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The consensus on this Issue is applicable for MetaSolv, Inc. in the third quarter of 2003. We expect adoption of this Issue will not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. This Interpretation is effective for the third quarter of 2003. We expect adoption of the Interpretation will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is effective in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement provides guidance on how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, a company could account for those financial instruments as equity. The Statement requires that a company classify a financial instrument as equity. The Statement requires that a company classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement is effective in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunications industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2002, our top ten customers accounted for 42% of our total revenue, compared to 36% during the year 2001. One customer accounted for 15% of total revenue in 2002 and no other customer was more than 5% of total revenue in 2002. In second quarter of 2003 we had two significant customers who accounted for 12% and 10%, respectively, of our revenues. To the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Our exposure to market risks principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates.

(a)	Fixed Income Investments

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At June 30, 2003, the weighted average pre-tax interest rate on the investment portfolio was approximately 1.5%.

(b)	Foreign Currency

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Europe. However, as of June 30, 2003, no hedging contracts were outstanding.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

(b)	Changes in Internal Controls

There were no significant changes during our most recent fiscal quarter in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

(c)	Scope of the Controls Evaluation

The CEO and CFO evaluation of our disclosure controls and internal controls is performed with significant participation from our management team. We are implementing a controls evaluation process that includes internal reports and letters of assurance from business unit vice presidents. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning overall control effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls are also evaluated throughout the year by our internal auditor.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 20, 2003.

The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For
Royce J. Holland	30,729,192
Terry L. Scott	32,353,041

There were no votes withheld or against. No other matters were voted upon at the annual meeting.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(i)	Current Report on Form 8-K/A of MetaSolv, Inc. filed April 2, 2003, providing financial information reqarding an acquisition.

(ii)	Current Report on Form 8-K of MetaSolv, Inc. dated April 16, 2003, reporting the filing of a press release.

(iii)	Current Report on Form 8-K of MetaSolv, Inc. dated April 23, 2003, reporting the filing of a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2003

METASOLV, INC.

/s/ GLENN A. ETHERINGTON Glenn A. Etherington Chief Financial Officer Duly Authorized Officer on behalf of the Registrant