Form 10-Q
period 2003-09-30
METASOLV INC
filed 2003-11-06
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, there were 38,260,506 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,536	$28,113
Restricted cash	—	12,666
Marketable securities	31,995	30,001
Trade accounts receivable, less allowance for doubtful accounts of $3,751 in 2003 and $3,825 in 2002	11,534	17,025
Unbilled receivables	1,584	1,738
Prepaid expenses	3,659	5,119
Deferred tax assets	3,756	5,943
Other current assets	4,518	4,666

Total current assets	69,582	105,271
Property and equipment, net	14,850	16,185
Intangible assets	8,034	6,127
Deferred tax assets	12,501	10,112
Other assets	1,215	674

Total assets	$106,182	$138,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,239	$7,251
Accrued expenses	21,512	22,780
Deferred revenue	10,072	9,317

Total current liabilities	35,823	39,348
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 38,260,506 in 2003, and 37,939,738 in 2002	191	190
Additional paid-in capital	144,678	144,388
Deferred compensation	(17)	(66)
Accumulated other comprehensive income	(352)	38
Accumulated deficit	(74,141)	(45,529)

Total stockholders’ equity	70,359	99,021

Total liabilities and stockholders’ equity	$106,182	$138,369

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
License	$3,018	$6,376	$17,461	$21,453
Service	14,108	14,684	42,623	46,205

Total revenues	17,126	21,060	60,084	67,658

Cost of revenues:
License	106	271	988	590
Service	7,916	8,804	24,652	24,111
Amortization of intangible assets	1,552	9,105	4,848	14,120

Total cost of revenues	9,574	18,180	30,488	38,821

Gross profit	7,552	2,880	29,596	28,837

Operating expenses:
Research and development	7,316	8,002	23,619	26,459
Sales and marketing	5,926	7,027	19,261	22,329
General and administrative	3,711	3,619	11,715	10,948
Restructuring and other costs	—	3,195	2,985	5,982
In-process research and development write-off	—	—	1,781	4,060
Goodwill impairment	—	28,742	2,227	28,742

Total operating expenses	16,953	50,585	61,588	98,520

Loss from operations	(9,401)	(47,705)	(31,992)	(69,683)
Interest and other income, net	251	478	853	1,472
Gain on sale of investments	—	—	32	—

Loss before taxes	(9,150)	(47,227)	(31,107)	(68,211)
Income tax expense (benefit)	204	(4,574)	(2,217)	(12,571)
Minority interest	—	—	278	—

Net loss	$(9,354)	$(42,653)	$(28,612)	$(55,640)

Basic and diluted loss per common share	$(0.24)	$(1.13)	$(0.75)	$(1.48)
Basic and diluted weighted average shares outstanding	38,259	37,765	38,099	37,621

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,612)	$(55,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	2,227	28,742
Amortization of intangible assets	4,848	14,120
Depreciation and amortization	4,702	4,337
Stock compensation	(116)	73
Loss on asset disposal	6	1,145
Deferred tax benefit	(2,619)	(10,342)
Deferred tax benefit for disqualifying dispositions	—	3,142
Minority interest	(278)	—
Gain on sale of investments	(32)	—
Purchased in-process research and development	1,781	4,060
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable, net	7,151	(5,479)
Unbilled receivables	153	(1,231)
Other assets	2,502	(5,057)
Accounts payable and accrued expenses	(12,726)	(2,627)
Deferred revenue	(944)	(3,213)

Net cash used in operating activities	(21,957)	(27,970)

Cash flows from investing activities:
Purchases of property and equipment	(1,078)	(3,213)
Purchases of marketable securities	(58,284)	(20,783)
Proceeds from sale of marketable securities	56,265	67,558
Proceeds from sale of investments	174	—
Decrease in restricted cash	12,999	—
Acquisition of Nortel Networks’ OSS assets	—	(35,594)
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	(3,969)	—

Net cash provided by investing activities	6,107	7,968

Cash flows from financing activities:
Proceeds from common stock transactions	456	894
Purchase of treasury stock	—	(1)

Net cash provided by financing activities	456	893

Effect of exchange rate changes on cash	(183)	(565)

Decrease in cash and cash equivalents	(15,577)	(19,674)
Cash and cash equivalents, beginning of period	28,113	80,658

Cash and cash equivalents, end of period	$12,536	$60,984

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the nine months ended September 30, 2003 and 2002, net of taxes, unrealized gains on available-for-sale securities and foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(9,354)	$(42,653)	$(28,612)	$(55,640)
Unrealized gains (losses) on marketable securities	1	2	(12)	(103)
Foreign currency translation adjustments	(513)	(562)	(378)	(565)

Total comprehensive loss	$(9,866)	$(43,213)	$(29,002)	$(56,308)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(9,354)	$(42,653)	$(28,612)	$(55,640)
Less stock-based employee compensation expense in reported net loss, net of related tax effects	(3)	(13)	64	(44)

Plus total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,309)	(2,271)	(8,757)	(6,382)

Pro forma net loss	$(12,660)	$(44,911)	$(37,433)	$(61,978)

Basic and diluted loss per share of common stock:
As reported	$(0.24)	$(1.13)	$(0.75)	$(1.48)
Pro forma	$(0.33)	$(1.19)	$(0.98)	$(1.65)

2) Revenue Recognition

The Company recognizes revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

3) Earnings Per Share

Securities that were not included in the computation of diluted earnings per share for the three-month and nine-month periods ending September 30, 2003, because their effect was antidilutive, were options to purchase 11,091,000 shares of common stock. Securities that were not included in the computation of diluted earnings per share for the three-month and nine-month periods ending September 30, 2002, because their effect was antidilutive, were options to purchase 8,832,000 shares of common stock.

4) Acquisitions

In February 2003, the Company acquired London-based Orchestream Holdings plc, a recognized leader in Internet Protocol (IP) service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added an IP service activation product to the Company’s portfolio and technology partnerships in Europe. The Company paid £0.06 per share of Orchestream common stock, valuing the transaction at approximately £7.9 million ($13.0 million). This acquisition became effective in February 2003 and, as of March 31, 2003, the Company had acquired 92% of Orchestream common stock. Effective April 25, 2003, the Company completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

The Company accounted for the acquisition using the purchase method of accounting, as required by SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The results of Orchestream have been included with those of the Company effective February 1, 2003.

The purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including customer relationships, contract rights, the core technology related to the products, and in-process research and development costs, partially offset by minority interests with the remainder being allocated to goodwill which will not be deductible for tax purposes. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

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

$14,145

The $1.8 million allocated to in-process research and development was charged to expense in the first half of the year. Under SFAS No. 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 7). The developed technology will be amortized over its useful life of three years; the customer relationships will be amortized over their useful life of five years; and the contract rights will be amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the nine-month periods ended September 30, 2003 and 2002, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including intangible asset amortization, but does not include a charge for in-process research and development related to this acquisition (in thousands except for share data).

	Nine Months Ended September 30,
	2003	2002
Revenues	$60,257	$76,564
Net Loss	(30,525)	(90,644)
Basic and diluted loss per share	$(0.80)	$(2.41)
Basic and diluted shares outstanding	38,099	37,621

In February 2002, the Company acquired certain OSS assets from Nortel Networks. With this acquisition, the Company extended its product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communication service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communication. As a result of the acquisition, the Company now offers a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthened the worldwide scope of the Company’s product sales and services through an established presence in Europe. The Company acquired these assets for $35 million in cash and the assumption of certain liabilities. The Company’s financial results include revenues and costs of the acquired business effective February 2002.

The Company accounted for the acquisition using the purchase method of accounting, as required by SFAS No. 141 and SFAS No. 142.

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

$35,594

The $4.1 million allocated to in-process research and development costs was charged to expense upon closing on February 1, 2002. Under SFAS 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 7). The developed technology will be amortized over its useful life of two years and the customer contracts will be amortized over their useful life of three years.

The following summary, which was prepared on a pro forma basis for 2002, reflects the results of operations for nine months ended September 30, 2002, as if the acquisition had occurred at the beginning of the period. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for in-process research and development (in thousands except for share data).

Nine Months Ended September 30, 2002
Revenues	$69,605
Net loss	(54,642)
Basic and diluted loss per share	$(1.45)
Basic and diluted shares outstanding	37,621

5) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Software license fees	$3,018	$6,376	$17,461	$21,453
Professional services	4,036	5,097	13,083	16,236
Post-contract customer support	10,072	9,587	29,540	29,969

Total revenues	$17,126	$21,060	$60,084	$67,658

6) Restructuring and Other Costs

During the nine months ended September 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program has resulted in charges of $3.0 million and the elimination of approximately 150 positions, including 38 positions in third quarter 2003. There were no incremental restructuring charges in the third quarter. All cash payments related to the severance are expected to be completed by December 31, 2003, and expenditures related to the exit costs by the end of 2008.

During the first nine months of 2002, the Company recorded pre-tax restructuring charges of $6.0 million, including $3.2 million in the third quarter of 2002. These charges consisted of $4.0 million for reduction in force of approximately 200 positions, approximately $2.0 million for write-down of assets and closing of remote offices, and $1.0 million for lease commitments for certain field offices being closed, partially offset by a $1.0 million non recurring adjustment to accrued royalties. These expenditures are essentially completed.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2002	$1,497	$5,716	$7,213
Restructuring charges 2003	2,985	—	2,985
Amounts utilized	(3,377)	(989)	(4,366)

Balance at September 30, 2003	$1,105	$4,727	$5,832

7) Goodwill and Other Intangible Assets

The Company is required to periodically assess the value of goodwill under the provisions of SFAS No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model, which considers both a discounted future cash flow analysis and market capitalization data.

At March 31, 2003, the market capitalization of the Company had been at a level well below its book value for an extended period. The prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company recorded a charge of $2.2 million to eliminate the goodwill that would have been recorded at the time of the acquisition.

The changes in the carrying value of goodwill during the nine months ended September 30, 2003, are as follows:

Balance as of December 31, 2002	$—

Purchase Orchestream Holding plc	2,227
Impairment charge	(2,227)

Balance at September 30, 2003	$—

The following is a summary of intangible assets at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,305	$8,563	$3,742	23 months

Customer contracts	5,660	3,369	2,291	35 months

Customer relationships	2,298	297	2,001	60 months

Total intangible assets	$20,263	$12,229	$8,034	29 months

	December 31, 2002
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$8,580	$5,827	$2,753	19 months

Customer contracts	4,913	1,539	3,374	36 months

Total intangible assets	$13,493	$7,366	$6,127	24 months

Amortization expense related to intangible assets was approximately $1,552,000 and $9,105,000 for the three months ended September 30, 2003 and 2002, respectively and approximately $4,848,000 and $14,120,000 for the nine months ended September 30, 2003 and 2002, respectively. In third quarter of 2002, the Company reassessed the value of intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7.2 million. The revaluation of intangible assets consisted of reduction in the value of technology rights acquired in previous acquisitions

Amortization expense related to intangible assets subject to amortization at September 30, 2003, is projected as follows for the next five years (in thousands):

For the remaining three months:	2003	$1,635
For year ended:	2004	$3,604
	2005	$1,693
	2006	$587
	2007	$460
	2008	$55

8) Indemnifications

The Company sells software licenses and services to its customers under contracts, which the Company refers to as a Master Software License and Service Agreement (“MSLA”). Each MSLA contains the relevant terms of the contractual arrangement with the customer, and normally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The MSLA usually seeks to mitigate the potential impact of such indemnification obligations in various ways, including but not limited to certain geographic and time limitations, and a right to replace an infringing product.

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of operations support systems (OSS) software solutions that help communication providers manage their networks and services. Our products automate key communication management processes, from network planning and engineering to operations and customer care. Our products enable communication providers to increase revenue and reduce costs through more efficient management of network resources, quick deployment of communication services, and delivery of superior customer service. We derive substantially all of our revenue from the sale of software licenses, related professional services, and support of our software to communication services providers.

The communication provider industry continued to experience significant financial weakness during the first nine months of 2003, resulting in fewer sales opportunities with our customers and prospective customers. The adverse effects of weak markets on our business are mitigated to some extent by our regional diversification, by the wide spectrum of communication service providers that buy our products, and by our expanded product portfolio, but our financial results remain largely influenced by decreased overall capital spending by communication providers.

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

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. The allowance for doubtful accounts consists of reserves for specifically identified receivable balances and a general reserve that is applied to all amounts that are not specifically identified. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate of the ultimate recovery of accounts receivable as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to temporary differences between financial and income tax reporting based on enacted tax laws and rates, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, Accounting for Income Taxes, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectation, and the highly competitive nature of the telecommunication industry and its potential impact on our business.

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

OSS software assets from Nortel Networks. In February 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communication service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communication. As a result of the acquisition, we now offer a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthened the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. Our financial results include revenues and costs of the acquired business effective February 2002.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
License	18%	30%	29%	32%
Service	82%	70%	71%	68%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1%	1%	2%	1%
Service	46%	42%	41%	36%
Amortization of intangible assets	9%	43%	8%	21%

Total cost of revenues	56%	86%	51%	57%

Gross profit	44%	14%	49%	43%

Operating expenses:
Research and development	43%	38%	39%	39%
Sales and marketing	35%	33%	32%	33%
General and administrative	22%	17%	19%	16%
Restructuring and other costs	—	15%	5%	9%
In-process research and development write-off	—	—	3%	6%
Goodwill impairment	—	136%	4%	42%

Total operating expenses	99%	240%	103%	146%

Loss from operations	(55)%	(227)%	(53)%	(103)%

Interest and other income, net	1%	2%	1%	2%

Loss before taxes	(53)%	(224)%	(52)%	(101)%

Income tax expense (benefit)	1%	(22)%	(4)%	(19)%

Minority interest	—	—	nm	—

Net loss	(55)%	(203)%	(48)%	(82)%

Revenues

Total revenues decreased 19% to $17.1 million in the third quarter of 2003, from $21.1 million in the third quarter of 2002. For the first nine months of 2003, total revenues decreased 11% to $60.1 million from $67.7 million in the first nine months of 2002. The decrease in revenues in both the quarter and year-to-date periods was attributed to lower sales of software licenses and related services, partially offset by the inclusion of revenue from recently acquired Orchestream products.

License Fees. License fee revenues in the third quarter of 2003 decreased 53% to $3.0 million, from $6.4 million in the third quarter of 2002. For the first nine months of 2003, license revenues decreased 19% to $17.5 million from $21.5 million in the first nine months of 2002. The decrease in license revenue resulted primarily from fewer sales of some mature products partially offset by higher revenues from sales of service activation products and the addition of Orchestream license revenue in 2003.

Services. Revenues from services were $14.1 million in the third quarter of 2003, a decrease of 4% from $14.7 million in the third quarter of 2002. For the first nine months of 2003, services revenues decreased 8% to $42.6 million from $46.2 million in the first nine months of 2002. The decrease in revenues in both the three and nine month periods was primarily due to fewer implementation projects for some mature products.

Technical consulting and education service revenues decreased 21% to $4.0 million in the third quarter of 2003, from $5.1 million in the third quarter of 2002. In the nine month period ended September 30, 2003, consulting and education revenues decreased 19% to $13.1 million, compared to $16.2 million in the year-ago period. The decrease in consulting and education revenues on both the quarterly and year-to-date periods resulted primarily from fewer services engagements, related to lower software sales.

Post-contract customer support, or maintenance revenues, increased 5% to $10.1 million in the third quarter of 2003, from $9.6 million in the third quarter of 2002. The increase in maintenance revenue in the third quarter of 2003 was largely due to the addition of maintenance revenue from products acquired from Orchestream, partially offset by a decline in maintenance revenues from customers experiencing financial deterioration. In the nine month period ended September 30, 2003, maintenance revenues were $29.5 million, down from $30.0 million in the year-ago period, with a decrease in revenues from our mature products offset in part by the addition of revenues from recently acquired products.

Concentration of Revenues. As of September 30, 2003, our active customer list included more than 170 communication service providers worldwide, including approximately 40% of the world’s 100 largest providers. During third quarter of 2003, our top ten customers represented approximately 42% our total revenue with one customer accounting for approximately 12% of total revenue. During the first nine months of 2003, our top ten customers represented approximately 46% of our total revenue with no single customer accounting for 10% or more of total revenue. In any given quarter, we generally derive a significant portion of our revenue from a small number of relatively large sales. A significant decrease in the sale of products and services to any customer from whom we received more than 10% of our total revenue during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During third quarter of 2003, we recognized $9.8 million in revenues from sources outside the United States compared to $8.6 million in the third quarter of 2002, representing 57% and 41% of revenue in each period, respectively. During the first nine months of 2003, we recognized $33.3 million from sources outside the United States compared to $25.9 million in the first nine months of 2002, representing 55% and 38% of revenue in each period respectively. The growth in international revenues was primarily due to our successes at European communication providers, accelerated by our product acquisitions.

We expect the overall near-term sales outlook to remain weak, with many communication providers minimizing their capital expenditures for infrastructure development.

Cost of Revenues

License Costs. License costs consist primarily of royalties for third party software that is included with our products. License costs were $0.1 million in the third quarter of 2003, and $0.3 million in the third quarter of 2002, representing 4% of license revenue in each period. For the first nine months of 2003, license costs were $1.0 million, compared to $0.6 million in the first nine months of 2002, representing 6% and 3% of license revenue in each period, respectively. The changes in license costs as a percentage of revenue in each period reflect differences in the mix of our products sold in each period. Royalties on individual license products range from zero to approximately 10% of revenue.

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

Service costs were $7.9 million in the third quarter of 2003, down from $8.8 million in the third quarter of 2002, representing 56% and 60% of service revenues in each period, respectively. The lower service costs in the third quarter of 2003, in dollars and as a percentage of revenue, was due to fewer personnel in the technical consulting and education activities, partially offset by increased customer specific engineering support.

For the first nine months of 2003, service costs increased slightly to $24.7 million from $24.1 million in the first nine months of 2002, representing 58% and 52% of service revenues in each period, respectively. The increase in service costs in the 2003 periods resulted primarily from additional customer support for our newly acquired products and customers, partially offset by fewer personnel in technical consulting and education activity. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenue, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering support to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

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

In the third quarter of 2003, cost of revenues included $1.6 million in amortization of intangible assets acquired from Nortel Networks and Orchestream, a decrease of 83% from $9.1 million in the third quarter of 2002. For the first nine months of 2003, amortization of intangible assets decreased 66% to $4.8 million from $14.1 million in the first nine months of 2002. The decrease in amortization expense between the 2003 periods and their year-ago equivalent periods is due to the write-off of intangibles from a previous acquisition in late 2002.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. Research and development expenses in the third quarter of 2003 decreased 9% to $7.3 million from $8.0 million in the third quarter of 2002, representing 43% and 38% of total revenues in each period, respectively. For the first nine months of 2003, research and development expenses decreased 11% to $23.6 million from $26.5 million in the first nine months of 2002, representing 39% of revenues in both periods. The decrease in research and development expense was due to a 10% reduction in research and development staffing and the transfer of engineering resources to specific customer support projects, which is reported in services cost of sales.

During third quarter of 2003, our research and development investments were focused on new products and enhancements to address next-generation communication networks, including wireless mobility technologies, internet protocol (IP) services management and customer defined product enhancements. Additionally, we are investing to ease integration between MetaSolv products with other business systems, and to further automate our customers’ business processes to lower their overall cost of doing business. We have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources.

We expect to continue making investments in product development as we further enhance our integrated, modular suite of products to address emerging communication technologies. The modular structure of our products allows communication service providers to implement product functionality in phases, depending on their needs, to realize near-term value and to maximize opportunities for longer-term benefits from an integrated OSS system.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows and other related expenses required to sell our software. In the third quarter of 2003, sales and marketing expenses decreased 16% to $5.9 million from $7.0 million in the third quarter of 2002, representing 35% and 33% of revenue in each period, respectively. For the first nine months of 2003, sales and marketing expenses decreased 14% to $19.3 million from $22.3 million in the first nine months of 2002, representing 32% and 33% of revenues in each period, respectively. The decrease in expenses in the quarter and year-to-date periods, compared to their respective year-ago periods, was due to 16% lower staffing and lower sales commission expense related to the decline in revenue.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in the third quarter of 2003 were $3.7 million, compared to $3.6 million in the third quarter of 2002, representing 22% and 17% of revenues in each period, respectively. For the first nine months of 2003, general and administrative expenses increased 7% to $11.7 million from $10.9 million in the first nine months of 2002, representing 19% and 16% of revenues in each period, respectively. The increase in general and administrative expenses was primarily due to the addition of expenses associated with our newly acquired Orchestream operations in Europe, partially offset by a lower provision for doubtful customer accounts and staff reductions.

Restructuring and Other Costs. During the nine months ended September 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program has resulted in charges of $3.0 million and the elimination of approximately 150 positions, including 38 positions in third quarter 2003. There were no incremental restructuring charges in the third quarter. The estimated annualized cost savings from these actions is approximately $11 million. All cash payments related to the severance are expected to be completed by December 31, 2003, and expenditures related to the exit costs by the end of 2010.

During the first nine months of 2002, the Company recorded pre-tax restructuring charges of $6.0 million, including $3.2 million in the third quarter of 2002. These charges consisted of $4.0 million for reduction in force of approximately 200 positions, approximately $2.0 million for write-down of assets and closing of remote offices, and $1.0 million for lease commitments for certain field offices being closed, partially offset by a $1.0 million non recurring adjustment to accrued royalties. The estimated annualized cost savings from these actions is approximately $15 million. These expenditures are essentially completed.

In-Process Research and Development. In connection with our acquisition of Orchestream, we recorded acquired in-process research and development (IPR&D) charges of $1.8 million in the first half of 2003. These in-process projects consisted primarily of upgrades to existing products. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various IPR&D projects. These projects are expected to be completed by year-end 2003.

In the first nine months of 2002, we incurred a pretax charge of $4.1 million for in-process research and development expense in connection with the February 2002 acquisition of certain OSS assets from Nortel Networks. These in-process development projects acquired in 2002 have been completed and made available for sale in 2003.

Goodwill Impairment. The Company is required to assess periodically the value of goodwill under the provisions of SFAS No. 142. The Company is one reporting unit, as defined by the Standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

During the three months ended September 30, 2002, the market capitalization of the Company fell to a level well below its book value. The decline in the market capitalization indicated that a reduction in the value of goodwill existed; therefore, management performed an interim valuation as of July 31, 2002. This valuation indicated that an impairment of goodwill existed as of July 31, 2002. Accordingly, the Company recorded a charge of $28.7 million to eliminate the goodwill in the third quarter of 2002.

The market capitalization of the Company remained at a level below its book value in the first quarter of 2003, and therefore this prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company eliminated the goodwill and recorded a charge of $2.2 million in the quarter ended March 31, 2003.

Interest and Other Income, Net

In the third quarter of 2003, interest and other income, primarily consisting of interest income and interest expense and foreign exchange gains and losses, was $0.3 million, down 47% from $0.5 million in the quarter ended September 30, 2002. Currency exchange gains in the third quarter of 2003 were approximately $50,000 compared with approximately $200,000 during the third quarter of 2002. For the first nine months of 2003, interest and other income decreased 42% to $0.9 million from $1.5 million in the first nine months of 2002. The decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates reduced the interest and other income amounts in 2003 compared to same periods in 2002. In addition, currency exchange gains during the first nine months of 2003 were approximately $72,000, down 73% from approximately $267,000 during the first nine months of 2002.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.2 million in the third quarter of 2003 and an income tax benefit of $4.6 million in the third quarter of 2002. Income tax expense in the third quarter of 2003 reflects non-U.S. taxes on non-U.S. earnings. For the first nine months of 2003, we recorded an income tax benefit of $2.2 million, compared to a benefit of $12.6 million in the first nine months of 2002, representing 7% and 18% of pre-tax losses in each period, respectively. The difference between our effective income tax benefit and the statutory rate is due to the write-off of goodwill and IPR&D and amortization of intangible assets, all of which are not deductible for tax purposes, and adjustments for the realizability of tax benefits related to Orchestream losses.

During the quarter ended June 30, 2003, we stopped recording tax benefits and additional deferred tax assets related to tax loss carry-forwards, as realization of additional tax assets is not expected to begin for several years. The impact of this decision in the third quarter 2003 was a non-cash increase in the company’s net loss of $0.09 per share and $0.20 per share for the first nine months of 2003.

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. Any future changes will be reflected as a component of income tax expense.

Minority Interest

As of June 30, 2003, we had acquired 100% of the outstanding common stock of Orchestream Holdings plc and Orchestream became a wholly owned subsidiary of MetaSolv, Inc. Orchestream’s net loss attributable to minority shareholders totaled $278,000 in 2003.

Liquidity and Capital Resources

At September 30, 2003, our primary sources of liquidity were cash and cash equivalents, and marketable securities, totaling $44.5 million and representing 42% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $26.2 million during the nine month period ended September 30, 2003, from a balance of $70.8 million at December 31, 2002. This decrease was primarily attributable to our net loss ($18 million, net of non cash items such as goodwill impairment, depreciation, amortization, IPR&D and deferred taxes), the February 2003 acquisition of Orchestream ($4 million, net of $10 million cash acquired), and restructuring payments ($4 million).

Cash used in operating activities during the nine months ended September 30, 2003, was $22.0 million, comprised of our $28.6 million net loss adjusted for non-cash items such as goodwill impairment, amortization of intangibles, tax benefits, in-process research and development write-offs, and non-cash changes in working capital.

Net cash generated by investing activities was $6.1 million for the first nine months of 2003, comprised primarily of a reduction in restricted cash ($13 million), partially offset by capital expenditures ($1 million), net purchases of marketable securities ($2 million), and net expenditures for the acquisition of Orchestream ($4 million, net of $10 million cash acquired).

We have no unusual capital commitments at September 30, 2003, and our principal commitments consist of obligations under operating leases.

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The issue addresses how to divide the arrangement into separate units of accounting consistent with the identified earnings process for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This issue was applicable for MetaSolv, Inc. in the third quarter of 2003 and did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. This Interpretation was effective for the third quarter of 2003 and did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement was effective in the third quarter of 2003 and did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement provides guidance on how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, a company could account for those financial instruments as equity. The Statement requires that a company classify a financial instrument as equity. The Statement requires that a company classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement was effective in the third quarter of 2003 and did not have a material impact on our financial position or results of operations.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communication services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order processing, management and fulfillment software, network and service planning, activation, network mediation, and service assurance software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The introduction of new communication services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs of operating the business;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable from very large product licenses;

•	Innovation and introduction of new technologies, products and services in the communication and information technology industries;

•	Costs related to the expansion of our operations;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance; and

•	Changes in services and license revenue as a percentage of total revenue, as license revenue typically has a higher gross margin than services revenue.

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

THE COMMUNICATION MARKET IS CHANGING RAPIDLY, AND FAILURE TO ANTICIPATE AND REACT TO THE RAPID CHANGE COULD RESULT IN LOSS OF CUSTOMERS OR WASTEFUL SPENDING.

Over the last decade, the market for communication products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are capable of adapting to changing technologies, industry standards, regulatory changes and customer preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

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

THE COMMUNICATION INDUSTRY IS EXPERIENCING CONSOLIDATION, WHICH MAY REDUCE THE NUMBER OF POTENTIAL CUSTOMERS FOR OUR SOFTWARE.

The communication industry and in particular our customers have experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create pressure on the prices we charge and the margins we realize. These companies are also striving to streamline their operations by combining different communication systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose additional customers as a result of industry consolidation.

CONSOLIDATIONS IN THE TELECOMMUNICATION INDUSTRY OR SLOWDOWN IN TELECOMMUNICATION SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

We have derived substantially all of our revenues from sales of products and related services to the telecommunication industry. The global telecommunication industry is currently experiencing a very challenging period, during which business activity has contracted. Since early 2001, reduced spending by telecommunication carriers and equipment manufacturers has impacted a number of companies in our industry, including us. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

OUR CUSTOMERS’ FINANCIAL WEAKNESS, THEIR INABILITY TO OBTAIN FINANCING, AND THE DOWNTURN IN THE COMMUNICATION INDUSTRY MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Many of our customers are small to medium sized competitive communication service providers with limited operating histories. Many of these customers are not profitable and highly dependent on private sources of capital to fund their operations and many competitive communication service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communication companies are encountering significant difficulties in achieving their business plans and financial projections. During the last two years, several of our customers ceased their business operations and a significant number of our customers initiated bankruptcy proceedings. It is possible that this downturn in the communication industry could continue for an indefinite period of time. The downturn in the communication industry and the inability of many communication companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of revenue each quarter is derived from a relatively small number of large sales. As consolidation in the telecommunication industry continues, our reliance on a limited number of customers for a significant portion of our revenue may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During the year 2002, our top ten customers accounted for 42% of our total revenue, compared to 36% during the year 2001. One customer accounted for 15% of total revenue in 2002 and no other customer was more than 5% of total revenue in 2002. In third quarter of 2003 we had one customer who accounted for 12% of our revenues. For the first nine months of 2003, no single customer accounted for more than 10% of our revenues. To the extent that any major customer terminates its relationship with us, our revenue could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

COMPETITION FROM LARGER, BETTER CAPITALIZED OR EMERGING COMPETITORS FOR THE COMMUNICATION PRODUCTS AND SERVICES THAT WE OFFER COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

Competition in the communication products market is intense. Although we compete against other companies selling communication software and services, the in-house development efforts of our customers may also result in our making fewer sales. We expect competition to persist in the future. We cannot be certain that we can compete successfully with existing or new competitors, and increased competition could result in price reductions, reduced gross margins and loss of market share.

Competitors vary in size and scope of products and services offered. We encounter direct competition from several vendors, including Cramer Systems, Eftia OSS Solutions, Granite Systems, Syndesis, and Telcordia Technology. Additionally, we compete with OSS solutions sold by large equipment vendors such as ADC Telecommunications. We also compete with systems integrators and with the information technology departments of large communication service providers. Finally, we are aware of communication service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued long-term growth in the communication industry and the entrance of new competitors in the order processing, management and fulfillment software markets. We believe that the market for our products and services will remain intensely competitive.

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

IF THE INTERNET OR BROADBAND COMMUNICATION SERVICES GROWTH SLOWS, DEMAND FOR OUR PRODUCTS MAY FALL.

Our success depends heavily on the continued acceptance of the Internet as a medium of commerce and communication, and the growth of broadband communication services. The growth of the Internet has driven changes in the public communication network and has given rise to the growth of the next-generation service providers who are our customers. If use of the Internet or broadband communication services does not continue to grow or grows more slowly than expected, the market for software that manages communication over the Internet may not develop and our sales would be adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of technologies, insufficient commercial support and security or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expense adapting our solutions to changing or emerging technologies.

CHANGES IN COMMUNICATION REGULATIONS COULD ADVERSELY AFFECT OUR CUSTOMERS AND MAY LEAD TO LOWER SALES.

Our customers are subject to extensive regulation as communication service providers. Changes in legislation or regulations that adversely affect our existing and potential customers could lead them to spend less on order processing, management and fulfillment software, which would reduce our revenues and could seriously affect our business and financial condition.

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

IN ORDER TO GENERATE INCREASED REVENUE, WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

We must expand our direct and indirect sales operations to increase market awareness of our products and to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. As the telecommunication service provider market consolidates, there may be an increased tendency on the part of the remaining service providers to purchase through large systems integrators and third-party resellers. We are working to expand our relationships with systems integrators and other partners to expand our indirect sales channels. Failure to expand these sales channels could adversely affect our revenues and operating results. In addition, we will need to manage potential conflicts between our direct sales force and third party reselling efforts.

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

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND FUTURE GROWTH.

As a company focused on the development, sale and delivery of software products and related services, our personnel are our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, communication business process experts, systems analysts, trainers, writers, consultants and sales and marketing professionals of various experience levels. Competition for skilled personnel is intense. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business.

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

OUR INTERNATIONAL OPERATIONS MAY BE DIFFICULT AND COSTLY.

We intend to continue to devote significant management and financial resources to our international expansion. In particular, we will have to continue to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for skilled people in these areas is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to cultural differences, language barriers, and currency exchange risks. Additionally, communication infrastructure in foreign countries may be different from the communication infrastructure in the United States. Our ability to successfully penetrate these markets is uncertain. If our international operations are unsuccessful, our expenses could increase at a greater rate than our revenues, and our operating results could be adversely affected.

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles;

•	Problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communication industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communication industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements of a locally domiciled business entity;

•	Regional variations in adoption and growth of new technologies served by our products; and

•	Potential impact on the above factors of the failure, success, or variability between countries of acceptance of the Euro monetary unit, and other European Union initiatives.

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

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of order processing, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communication systems. If our software contains undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience:

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

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	Revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	Announcements of technological innovations by us or our competitors;

•	Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

•	Developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

•	Changes in recommendations or financial estimates by securities analysts;

•	Rumors or dissemination of false and/or unofficial information;

•	Changes in management;

•	Stock transactions by our management or businesses with whom we have a relationship;

•	Conditions and trends in the software and communication industries;

•	Adoption of new accounting standards affecting the software industry; and

•	General market conditions, including geopolitical events.

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At September 30, 2003, the weighted average pre-tax interest rate on the investment portfolio was approximately 1.5%.

(b)	Foreign Currency

We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. During the quarter ended September 30, 2003, there was a weakening in the U.S. dollar against the Euro and British Sterling, that when combined with our balance sheet exposure, contributed to a decrease in equity of approximately $513,000.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

(b)	Changes in Internal Controls

There were no significant changes during our most recent fiscal quarter in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

(c)	Scope of the Controls Evaluation

The CEO and CFO evaluation of our disclosure controls and internal controls is performed with significant participation from our management team. Our controls evaluation process includes internal reports and letters of assurance from business unit vice presidents. We perform this evaluation on a quarterly basis so that the conclusions concerning overall control effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls are also evaluated throughout the year by internal audit.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports	on Form 8-K.

(i)	Current Report on Form 8-K of MetaSolv, Inc. dated July 17, 2003, reporting the filing of a press release.

(ii)	Current Report on Form 8-K of MetaSolv, Inc. dated July 30, 2003, reporting the filing of a press release, and including second quarter financial results and related financial statements announced on July 30, 2003.

(iii)	Current Report on Form 8-K of MetaSolv, Inc. dated July 30, 2003, reporting the filing of a press release.

(iv)	Current Report on Form 8-K of MetaSolv, Inc. dated September 30, 2003, reporting the filing of a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2003

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant