Form 10-K
period 2003-12-31
METASOLV INC
filed 2004-03-12
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17920

METASOLV, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2912166
(State of Incorporation)	(I.R.S. Employer Identification No.)

5556 Tennyson Parkway

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     No ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 126-2 of the Act) ☒ Yes     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2003, was approximately $75,000,000, based upon the last reported sales price on such date.

On February 27, 2004, there were 39,022,254 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 18, 2004, are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 30, 2004.

MetaSolv, Inc.

2003 FORM 10-K

-ii-

PART I

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, the development of our businesses, the markets for our products and services, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements regarding matters that are not historical facts. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and other similar expressions are intended to identify such forward-looking statements. Although we believe that these forward-looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance they will be achieved. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, without limitation, the following:

•	Our quarterly operating results are difficult to predict and can vary significantly;

•	We could be materially harmed if we fail to anticipate and react to rapid changes in the communications market;

•	We could be materially harmed if consolidation in the communications industry reduces customer demand for the products and services we provide;

•	We could be materially harmed due to government regulatory changes in the communications market;

•	Expected increased competition could result in price reductions, reduced gross margins, and loss of market share; and

•	Other factors identified in our Securities and Exchange Commission filings, including, but not limited to those discussed elsewhere in this report under the heading “Factors That May Affect Future Results” located at the end of Item 1, Business, of this report.

Many of these risks and uncertainties are beyond our control, and we cannot predict which factors could cause our actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. In light of these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

Our forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.    BUSINESS

Overview

Through our wholly owned operating subsidiary MetaSolv Software, Inc., we design, develop, market and support a comprehensive portfolio of software solutions that automate and streamline service fulfillment processes for communications service providers. MetaSolv’s capabilities include order management, inventory management, and service activation solutions that automate the order-to-activate service provisioning process for all types of traditional and next-generation services including voice, data, digital subscriber line (DSL), internet protocol virtual private networks (IP VPN), voice over IP (VoIP), and others. MetaSolv’s solutions help simplify service introduction, accelerate service delivery time, and reduce operating costs and capital expenditures.

Founded in 1992, MetaSolv has received numerous technology and business awards, and is widely recognized as a key industry innovator for operational support systems. Our global reach is extensive, with over half our revenue coming from outside the U.S. We have successfully partnered with major global systems integrators, network manufacturers, and in-house IT departments. Our professional services organization uses proven implementation methodologies to configure MetaSolv products, apply our service domain expertise, quickly and effectively migrate data from disparate databases, implement solutions, and integrate with existing systems.

Our customers also benefit from our cumulative knowledge base developed from product input and implementation practices gleaned from experience with over 180 customers from around the globe.

MetaSolv’s customers encompass a diverse mix of service providers, from Tier 1 wireline and wireless providers to new market entrants. Key customers include global communications industry leaders such as Brasil Telecom, British Telecom, Cable & Wireless, Nextel, mm02, SBC, Sprint, Telus, and various Vodafone entities worldwide.

Industry Background

The communications industry is changing dramatically and has become increasingly competitive as a result of deregulation, convergence of wireline and wireless services and capabilities, new technologies, and global industry consolidation. Service providers, both fixed and mobile, are faced with major challenges relating to customer ownership and retention. The regulatory boundaries that incumbent service providers previously faced are changing, and in some instances, disappearing, so that fixed and mobile service providers now compete for the same customers. Wireless technology is bringing voice and broadband data to homes and local coffee shops, as well as to multi-national corporations, providing services in previously unserved locations around the globe. This combination of evolving network technology and service offerings, as well as evolving business and regulatory scenarios, is driving service providers worldwide to adopt an evolutionary approach to their automated business processes – the operational support systems (OSSs) – that enable efficient and profitable delivery of new, higher margin communications services.

Traditionally, OSS solutions deployed by service providers were designed and built to support one particular type and size of service provider, such as a larger incumbent or national carrier, or a small cellular provider, and to interface and process data from the specific equipment and technologies used in a single network, or for a particular service, such as voice delivered over circuit-switched wireline, mobile, or cable networks. These highly customized OSS solutions typically are inflexible, proprietary, and difficult to evolve to meet the complex requirements of service providers in a next-generation environment. As a result, these solutions often do not address one of the most fundamental business challenges facing service providers: minimizing the time to market for new products and services. In addition, these legacy OSS systems are expensive to support, and require extensive programming, using either internal or external professional services, to increase functionality or to introduce new services. This results in additional ongoing expenses, significant time delays, and, therefore, a very high total cost of ownership.

In this fast-changing environment, more and more service providers are coming to understand the link between these legacy back office systems and their most important front office concerns: return on investment, reducing operating costs, customer churn, and ultimately, profitability. With so much emphasis on demonstrating clear bottom and top line value, a compelling business case for OSS must be made to senior executives and other key stakeholders. Against this backdrop, MetaSolv, an established leader in comprehensive OSS software solutions, has adopted its own evolutionary approach to positioning its solutions with customers.

MetaSolv Strategy

MetaSolv’s strategic objective is to be a global market leader in service fulfillment solutions for communications service providers. To achieve this objective, MetaSolv executes a multi-pronged strategy consisting of portfolio expansion, globalization, and support for next-generation mobile and IP services.

Portfolio Expansion.    A key component of securing a leadership position in service fulfillment is the expansion of the MetaSolv product portfolio. We have accomplished this expansion through two key acquisitions. In February 2002, MetaSolv acquired significant OSS software assets from Nortel Networks, including stand-alone solutions for service activation, network mediation, and inventory management. In addition to providing a leading service activation product, the acquisition provided a substantial global customer base that we continue to leverage – highlighted by top tier service providers such as British Telecom, Cable & Wireless, Sprint, and others. To further strengthen and complement our existing service activation capability, customer base, and leadership position, MetaSolv acquired London-based Orchestream Holdings plc in February of 2003, gaining additional key customers including COLT, Energis, Orange, TeliaSonera, Vodafone, and others. While MetaSolv previously had the ability to process complex service orders and manage all aspects of the network, these acquisitions provided MetaSolv with the capability to complete the service fulfillment cycle and activate service on the network.

Globalization.    Both of these acquisitions also contributed to another strategic imperative — globalization, by providing an expanded global customer base and skilled resources in MetaSolv’s target growth markets, including Europe (EMEA), Caribbean and Latin America (CALA) and the Asia-Pacific regions, along with products available for deployment throughout the world. MetaSolv continues to expand its presence in these key regions by adding targeted sales and services resources to capture market opportunities. MetaSolv currently has offices and direct representation in the following countries: Canada, United States, United Kingdom, Germany, Australia, Brazil, Singapore and France. As a result of this strategy, MetaSolv’s revenue from outside the United States has grown from 9 percent of total revenues in 2000 to 55 percent of total revenues in 2003.

Next-generation mobile and IP.    MetaSolv believes that the introduction and launch of new mobile and IP services are key market drivers for OSS spending. Leading market analysts predict that these two high growth segments will drive service providers to reconsider their OSS strategies, focusing on using a greater amount of commercial, off-the-shelf software, in order to speed time to market and drive profitability through automating and optimizing the order-to-activate process. The addition of the data network to traditional 2G mobile networks, and its transformation to include next-generation services such as multi-media messaging, remote access to corporate networks and content, are driving substantial changes in both the underlying network and the OSS’s which support it. MetaSolv believes that this creates a significant opportunity as mobile operators transform their networks and launch new services. MetaSolv currently has more than 40 mobile service provider customers globally, and 23 percent of revenue came from the mobile market segment in 2003.

Similarly, MetaSolv also believes that wireline operators will continue to transform their networks to take advantage of IP technology and services. While enterprise services such as IP-based Virtual Private Networks are becoming mainstream, we also anticipate that numerous service providers will utilize their IP infrastructure to launch new services and migrate existing offerings. For example, voice over IP continues to gain significant market acceptance, and MetaSolv is extremely well positioned to capitalize on this trend, given our extensive voice and IP capabilities. MetaSolv’s strategy is to ensure that we have compelling and unique offers to enable service providers to deliver next-generation mobile and IP services. MetaSolv provides complex IP activation solutions to customers such as AT&T, British Telecom, Cable & Wireless, Energis, Global Crossing and Vodafone.

Products and Technology

The MetaSolv product portfolio enables service providers to fulfill the order-to-activate process in an automated fashion. To enable service providers to reduce costs, streamline their operations, and launch new services quickly, MetaSolv’s portfolio consists of the following capabilities:

Order Management.    MetaSolv Order Management allows service providers to track all the delivery steps required for fulfilling a telecommunication service, and can be flexibly specified to fit a service provider’s entire service delivery business process, including:

•	manual—including installing equipment in a point of presence;

•	automated—including triggering billing once the service is activated in the network;

•	intra-carrier—including coordinating processes between engineering and operations;

•	inter-carrier—including requesting a different carrier for additional capacity or unbundling the local loop;

•	fulfilling a simple service such as DSL to an existing house where the loop is already unbundled; and

•	complex service (such as a home requiring DSL and phone service where the local loop is owned by another customer and a telephone number has to be ported).

In order to deliver complete lifecycle management of a telecommunication service, MetaSolv’s Order Management is often electronically integrated to front-end order entry systems such as CRM or self care portals, billing, inventory management systems, and service activation systems. Order management tasks such as truck roll, equipment install, device configuration, connectivity completion and testing are typically automated or assigned to specific individuals or groups to complete and manage the overall delivery cycle, including the dependent activities required to complete a task. MetaSolv Order Management fully supports inter-carrier service delivery processes, also referred to as regulated ordering, a key requirement when dealing with incumbent service providers to obtain network access and facilities. The regulated ordering process also involves numerous standards issues such as: access service request (ASR), local service request (LSR) and E911 in the United States, or interfaces with internal proprietary systems at incumbent operators globally.

Inventory Management.    MetaSolv Inventory Management helps service providers accurately manage all resources that are required in delivering a communication service, in essence helping identify availability, location, and capacity of network assets. This product manages inventory data for:

•	physical resources, such as equipment locations, racks, shelves, devices, cards, and ports;

•	logical resources, including interfaces, sub-ports, and channels;

•	technology or service resources, including, but not limited to Layer 1/2/3 Virtual Private Networks (VPNs), Virtual Local Area Networks (VLANs), Voice over IP (VoIP), Digital Subscriber Line (DSL) and wireless;

•	name or number resources, including telephone numbers, IP addresses, VLAN tags, and MPLS VPN Route Targets.

MetaSolv Inventory Management manages the relationship between customers and services to network resources that are consumed, allowing service providers to quickly navigate from a given customer service to all consumed resources, or from a network resource to all supported customer services. Across all resources, this product provides intelligence to automate key inventory processes (such as design/assign of a service, layer-independent path analysis, diversity, protected/unprotected connections, and traffic engineered paths). As a result of new financial reporting requirements, such as Sarbanes-Oxley, service providers must increase their accuracy in tracking network resources. MetaSolv Inventory Management enables service providers to keep their inventory “evergreen”—continually refreshed with near-real-time visibility into any discrepancies between the actual network and the inventory database.

Service Activation. The final step in the order-to-activate process is the activation of the service to the requisite elements in the network. MetaSolv Service Activation products have the ability to activate complex network-based services, including asynchronous transfer mode (ATM), frame relay, IP VPNs and optical services, as well as high-volume subscriber based services such as plain old telephone service (POTS), mobile voice, data and broadband (DSL, cable) services. MetaSolv has the ability to automatically discover elements in the network prior to activation and can maintain service persistence, which is essential to ensure that the service definition and policies are properly aligned with the configuration of the network.

Our activation capabilities support our corporate strategy of enabling next-generation mobile and IP services. For mobile service providers, we enable the activation of a variety of network elements, including home location registries (HLR), voicemail systems (VMS), short messaging systems (SMS), multi-media messaging systems (MMS), authentication servers (AAA) and numerous other elements required for the delivery of advanced 2G, 2.5G and 3G mobile voice and data services. In addition, MetaSolv has been successful in deploying its IP VPN activation product into a variety of mobile operators enabling the efficient delivery and management of IP services such as MMS and remote access to corporate VPNs. MetaSolv also enables wireline operators to provide a variety of IP services including enterprise-based VPNs and VoIP. Our IP VPN capability enables operators to offer a variety of IP services, including Layer 2 (Martini) and Layer 3 IP VPNs (RFC 2547), IPSec, and traffic engineered label switched paths. Our policy-based quality of service (QoS) capability enables appropriate classification, marking, shaping, and policing of IP traffic through the network. MetaSolv’s activation capability interfaces to network elements from a variety of major hardware vendors. Our pre-built software cartridges reduce time to deployment and total cost of ownership. These productized cartridges interface with numerous vendor elements and MetaSolv documents and support these elements as core product extensions. MetaSolv’s comprehensive capabilities can enable the activation of any service over any network technology

Network Mediation.    Collecting usage information from the network to facilitate billing is required to enable revenue realization from next-generation mobile and IP services. MetaSolv has a convergent mediation capability for voice, data, and application services. Consistent with our product architecture and strategy, a productized interface collects the requisite data from vendor elements, and enhances and aggregates the records to be distributed to other systems for further processing and billing. MetaSolv Network Mediation supports a variety of proprietary and standards-based (e.g., Internet Protocol Detail Record, Call Detail Recording, and Automatic Message Accounting) collection and distribution formats.

Services and Support

To ensure that our customers derive the greatest possible value from deploying our OSS solutions, MetaSolv offers a comprehensive suite of complementary services, including professional consulting and integration services, education services, and customer service and support. MetaSolv’s services offerings address key concerns for service providers in selecting OSS solutions including ease of implementation, efficiency and integrity of data migration, and quality of training to help customers quickly achieve results.

Professional Consulting and Integration Services.    MetaSolv offers extensive experience and expertise in successfully deploying its solutions in every type of multi-vendor, multi-service, and multi-domain network environment. With more than 100 implementations, our highly skilled consultants leverage proven implementation methodologies and best practices to quickly and effectively migrate data from disparate databases, implement solutions, and integrate with existing systems. We partner with major global systems integrators, network equipment manufacturers, and in-house IT departments to help make the MetaSolv software solutions integral components of our customers’ overall business processes.

We offer a consulting services “lifecycle” approach, delivering comprehensive support from the earliest phases of implementation through production and beyond, including follow-up evaluations and fine-tuning of deployed processes and systems. A key success factor for our customers is the extensive domain knowledge of our consulting services group. These experts understand how to interface with all types of domains, including our strategic areas of mobile and IP, and they are typically deployed on a regional basis to support our globalization strategy. Our customers benefit from this experience across the typical functions in OSS solutions deployment:

•	Implementation and configuration—including deployment and extension of the MetaSolv portfolio, facilitating launch of new customer applications and services
•	Integration—including consolidation of data, functions, or OSS processes
•	Optimization— including cost reduction and process streamlining
•	Growth—including new services and corporate mergers

Our consultants’ expertise in establishing enhanced, highly automated business processes enables customers to focus on their core competencies to achieve their goals, rather than on the numerous specific tasks and steps in the software implementation project.

Education Services.    MetaSolv’s education services program trains customers to derive the full benefit of our OSS software solutions inside their unique business process environments. A key focus of our courseware is to enable users to learn how to fully leverage our software products’ rich functionality and capabilities and to ensure they take full advantage of the software benefits and features. MetaSolv provides a variety of instructional courses and workshops to help ensure that our customers have the necessary product knowledge to enable effective configuration and implementation of the product, as well as properly utilize the software in operation. Our courseware uses a modular approach to learning that allows users to focus their education on the most relevant aspects of their business.

Customer Service and Support.    MetaSolv’s software solutions are critical to the operation of our global service provider customers. Accordingly, our customer service and support operations are available twenty-four hours a day, seven days a week, across all global time zones. Because our solutions are important to our customers’ business success, our customers’ demand high quality and timely resolution to issues that arise. MetaSolv has a knowledgeable, multi-site, multilingual Global Customer Care (GCC) team. The GCC staff is not only thoroughly familiar with our products, but also has a detailed understanding of customer environments. The GCC team is dedicated to providing a high degree of customer satisfaction, and uses our extensive engineering resources as appropriate to provide resolution to software issues that are affecting the performance and functionality of our products. We offer several distinct levels of support, and our online customer care website provides continuous access to support information.

Our Basic Service Offering is the foundation of our customer care program. Our basic maintenance and technical support services include Customer Care support, technical support, unlimited issue submissions, shared account management, e-mail, Web and phone access, software releases for functionality purchased, enhancement requests, client specific reporting of open issues, two primary contacts available from 8:00 a.m. to 5:00 p.m. local time, support problem resolutions, software maintenance and scheduled software upgrades. We provide technical support for our products, utilizing the Internet, telephone, and electronic mail to respond to and resolve customers’ technical problems. Our automated customer service system tracks each customer’s inquiry through to problem resolution.

In addition to our Basic Service Offering, we offer these optional services:

•	Extended Service Offering: This option is designed for customers with larger, more complex business critical implementations. The Extended Service Offering builds on the Basic Service Offering with all its inclusions, and provides additional enhanced services, including:

•	Extended hours of coverage: 24 hours a day, seven days a week for Severity 1 emergency production issues.

•	Additional Contacts: two additional customer contacts can log issues and ask questions, bringing the total number to two primary and two secondary contacts.

•	Premier Service Offering: This offering is designed for customers who need a dedicated technical resource. The Premium Service Offering builds on the Basic Service Offering with all its inclusions, and provides a dedicated technical support analyst who:

•	Dedicates his or her time to understanding how the customer uses the software to support his or her business;

•	Works all customer incidents through closure;

•	Provides customized status reports with scheduled status calls;

•	Focuses on the customer to understand his or her business processes;

•	Understands how the customer would use new product offering and releases;

•	Attends the customer’s planning sessions for future releases, upgrades, etc.;

•	Conducts proactive site visits as necessary; and

•	Accompanies consulting personnel to the customer’s site when necessary.

•	Custom Service Offering: This offering is a custom program adding the exact mix of premium supplementary services to create a support program that maps exactly to each customer’s mission-critical support requirements.

The typical software maintenance agreement is on a 12-month renewable term.

Sales and Marketing

Sales.    We sell our software directly through our worldwide sales force, which has direct representation in North America, South America, Europe, and the Asia Pacific region. We also sell indirectly through our reseller relationships. We focus our sales efforts on established and emerging service providers and large enterprises that manage, offer, or deliver communication services.

Our direct sales force is organized on a named account basis, and includes dedicated account executives as well as technical sales analysts. These direct sales teams establish close relationships with our customers to gather business requirements and understand their business challenges. The sales analyst understands the customer’s business priorities, the complexity of their network, and the existing or planned OSS systems requirements. The account executive manages the customer relationship, and in turn acts as the customer advocate within MetaSolv to coordinate all activities and functions in order for MetaSolv to deliver a comprehensive solution to meet the customer’s needs.

Sales opportunities are created through multiple avenues, including our extensive knowledge of a customer environment, our ability to propose solutions to address specific needs, responses to Requests for Proposal, or customer responses to strategic marketing programs that generate qualified business leads. Once a qualified opportunity has been identified, it is assigned to a sales executive who leads our engagement with the customer or prospect. The sales team may conduct numerous presentations and demonstrations to the potential customer. In addition, customer visits to our regional offices and the Executive Briefing Center at our corporate headquarters enable us to showcase our compelling value proposition.

MetaSolv also has reseller agreements with Network Equipment Manufacturers (NEMs) and Systems Integrators (SIs) that complement our direct channels to market. These resellers have the ability to propose MetaSolv products and services directly to prospective customers and obtain a sales margin for doing so. MetaSolv in turn supports the reseller throughout the engagement cycle, providing appropriate technical and commercial support and expertise. MetaSolv plans to develop further reseller channels to market, and we expect these channels to increase our number of customers, expand our geographic range, and to penetrate further into large, existing customer accounts.

Our average sales cycle ranges from several months to over a year, from initial prospect contact to the execution of a formal business agreement.

Marketing.    We have a comprehensive set of programs and activities targeted at increasing our overall brand and market awareness, and ultimately generating sales opportunities. We believe we are seen as an established leader in the service fulfillment space, and we selectively use our marketing efforts to strengthen this overall leadership position.

MetaSolv’s marketing programs are focused on creating awareness of, and generating interest in, MetaSolv products and services. We engage in a variety of strategic marketing activities, including:

•	participating in select industry tradeshows and events;

•	establishing and maintaining relationships with recognized industry analysts;

•	furthering our corporate messaging and industry leadership by being featured in select trade magazines and publications;

•	leveraging our Web presence to communicate our capabilities, our credentials and gain relevant contact information from prospects;

•	collaborating with our partners at tradeshows and their specific events, and

•	conducting targeted contact campaigns to customers and prospects.

MetaSolv demonstrates active product and technology leadership through participation in industry and technology-based initiatives such as OSS through Java (OSS/J), TeleManagement Forum and Next-Generation OSS (NGOSS). MetaSolv also focuses on a range of joint marketing strategies and programs with key partners in order to extend our existing marketing efforts.

Our product management organization provides direction on target markets and their business requirements. We base our product strategy on an analysis of customer feedback and priorities, market requirements, competitive offerings and projected return on investment. Our product enhancement plans are developed by our product management organization in partnership with our customers, utilizing their communications experience and requirements in conjunction with our market and competitive knowledge. For some products, our customer user group maintains an active enhancement-ranking process, by which these customers continually establish priorities for feature enhancements. In addition, our product managers are active in numerous technology and industry forums. Through these domestic and international forums, we demonstrate both our industry leadership and our willingness to participate in various projects that reinforce our extensive product capabilities to support world-class service fulfillment solutions.

Alliances and Partnerships

In order to further expand our market opportunities across all global regions and all key market segments of the communications industry, MetaSolv develops and maintains strategic relationships with leading global systems integrators, network equipment manufacturers, and complementary independent software vendors.

Systems Integrators.    Working in conjunction with MetaSolv consultants, our Systems Integrator (SI) partners provide a range of services to our customers and serve as an important sales channel for our product and services portfolio. We utilize their presence and resources to further the market acceptance and penetration of our comprehensive product portfolio. We also combine our products and services with those of our SI partners, providing complete solutions to specific customer requirements. MetaSolv provides comprehensive training to ensure the SI partner has the requisite skills to deploy MetaSolv products. Our SI partners include large global consulting practices, regional or boutique systems integrators, and internal IT organizations affiliated with service providers. Our SI partners include Accenture, BearingPoint, BT Exact, Cap Gemini Ernst and Young, Dimension Data, HP, IBM, Harris Corporation, Infosys, Kapsch CarrierCom, Tata Consulting Services, and Wipro Technologies.

Network Equipment Manufacturers.    MetaSolv’s twofold NEM strategy ensures that we support leading network devices in the marketplace and take full advantage of NEMs as channels to market our products and services. One of our core competencies is our ability to interface to and activate services on elements in service providers’ networks. We develop, maintain and establish ongoing relationships with key hardware vendors across all service domains. This enables MetaSolv to provide our customers with solutions that reduce time to deployment and total cost of ownership through our productized approach to network element interfaces.

Network vendors also act as key channels marketing MetaSolv products, and we continue to develop marketing relationships with NEMs where our products are complementary to their offerings. NEM partners include Alcatel, Cisco Systems, Ericsson, Juniper Networks, Nortel Networks, and Siemens AG.

Independent Software Vendors (ISVs).    MetaSolv partners with independent software vendors (ISVs) to offer our customers more complete solutions and to extend our market reach. The focus of MetaSolv’s ISV partner program is to offer complementary solutions for those areas that MetaSolv does not address, including: billing, customer relationship management, and fault management. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third-party software systems, as well as key software infrastructure components. Our partners include BEA, CSG Systems, CoManage, IBM, Micromuse, and Siebel Systems.

Segment Information and Foreign and Domestic Operations

The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

Teams of business analysts, development engineers, software architects and product managers are responsible for our research and development efforts. We use an industry leading iterative software development process that includes defining end to end customer scenarios, prototyping with customer feedback, planning and documenting deliverables in advance, rigorously adhering to user interface, design and coding standards, and performing significant performance, reliability and functionality testing. By involving all functional groups at various levels within our organization, this process provides a framework for turning concepts into products and enables us to bring these products to market cost effectively. In addition, we have recruited and hired engineers and managers with experience in order processing, management, and fulfillment solutions to communications systems providers as well as state of the art software technologies (e.g., XML, Java/J2EE, XSL) and development methodologies (e.g., RUP™ and Extreme programming). In addition, our R&D team actively participates in numerous standards bodies and holds leadership positions within both OSS/J and TMW.

Our research and development expenditures totaled approximately $29.6 million, $33.3 million and $31.3 million for 2003, 2002 and 2001, respectively.

Competition

We believe MetaSolv is viewed as an industry leader in the delivery of complex service fulfillment solutions to global service providers. We believe our solution offerings are competitive and that the following factors contribute to our differentiation in the marketplace:

•	the breadth, depth, and flexibility of our software;

•	the diversity and skills of our employees worldwide;

•	the quality and performance of our products;

•	our comprehensive, high-quality global customer service and support;

•	our proven ability to implement and integrate solutions;

•	the overall value of our software; and

•	our extensive worldwide customer base of over 180 global service providers.

We believe we are unique in our ability to deliver comprehensive ordering, inventory, activation, and mediation solutions to the marketplace. MetaSolv’s competitors are categorized into three segments: point- product providers, services-centric firms, and internal information technology (IT) or information systems (IS) organizations. Point-product competitors tend to compete on price points and “best of breed” claims for products and solutions with relatively narrow functionality. Services-centric competitors tend to claim an ability to customize products and solutions, to provide long-term consulting, and in some cases to economize on price through these larger scale or longer-term engagements. Finally, we also face competition from internal operations of service providers whose IS or IT groups would prefer to use their internal staff to design or build a custom solution, rather than purchase commercial off-the-shelf software and adapt it to their specific needs. We believe that the differentiating factors listed in the previous paragraph will continue to provide clear and compelling reasons for communications providers to prefer MetaSolv and its products to other competitive offerings. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the service fulfillment software market, and we expect that the market for our products and services will remain intensely competitive.

Software Protection and Other Proprietary Rights

To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual restrictions. Our trademarks include MetaSolv Software, the MetaSolv logo, MetaSolv Solution, MetaSolv QuickStart, MetaSolv Framework for Success, MetaSolv Field Operations Portal, MetaSolv Network and Service Planning, and Rapid Results. In addition, MetaSolv® is a federally registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent-protection program. We have filed for patent protection on certain aspects of our software, and we may continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret, and trademark laws to protect our intellectual property, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology leadership position. In addition to intellectual property that we own, we also license certain intellectual property from third parties that is integrated with our software and used to perform key functions. There can be no assurance that in the future these third party licenses will continue to be available to us on commercially reasonable terms or at all.

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

Available Information

MetaSolv’s Internet address is www.metasolv.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Executive Officers

Our executive officers and their ages as of December 31, 2003, are as follows:

Name	Age	Position
T. Curtis Holmes, Jr.	41	Chief Executive Officer and President
Glenn A. Etherington	49	Chief Financial Officer
Jonathan K. Hustis	48	Executive Vice President-Legal, General Counsel and Corporate Secretary
Michael J. Cullen	44	Executive Vice President—Engineering
Sam L. Kelley	44	Executive Vice President—Services
Philip C. Thrasher	44	Executive Vice President—Sales—Americas and Asia Pacific
Anthony Finbow	40	Managing Director—EMEA

T. Curtis Holmes, Jr. has served as our President and Chief Executive Officer since August 2003. He served as President and Chief Operating Officer from January 2001 – July 2003. He has served as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, and development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

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

Jonathan K. Hustis has served as our General Counsel and Corporate Secretary since April 1997. He has served as our Executive Vice President–Legal since January 2004. He was our Vice President—Business Services from August 1998 until January 2004. Mr. Hustis was at Texas Instruments where he worked in its Corporate Finance Group from November 1995 until April 1997 and as Manager—Business Services in its Information Technology Group (Advanced Information Management and Enterprise Solutions divisions) from September 1989 to November 1995.

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

Sam L. Kelley has served as our Executive Vice President—Services since July 2001. From June 2000 to April 2001, Mr. Kelley was the Chief Operating Officer of Akili Systems Group, a developer of industry-based solutions for the communications, utilities, financial services and energy industries. Mr. Kelley was at IBM Global Services where he worked as Director, Managing Principal—Business Innovation Services from January 2000 to June 2000 and as Director, Managing Principal—Integration Services from January 1997 through December 1999. Mr. Kelley serves as a director of Geniant, Inc., a privately held professional services company.

Philip C. Thrasher has served as our Executive Vice President of Sales—Americas and Asia Pacific—since February 2002. From July 2000 to January 2002 Mr. Thrasher was an executive in the eBusiness and Service Commerce Portfolios at Nortel Networks, serving from July 2001 to January 2002 as Senior Vice President, Sales and Marketing. From June 1998 to June 2000, Mr. Thrasher was an executive officer with Architel Systems Corporation. His last position at Architel was Senior Vice President Telecom Solutions-Americas where he was responsible for the Sales, Alliances, and Professional Services Organizations.

Anthony C. Finbow has served as our Managing Director – EMEA (Europe, Middle East, Africa) since February 2003. Prior to MetaSolv’s acquisition of Orchestream Holdings plc in February 2003, and beginning in December 2000, Mr. Finbow served in various capacities at Orchestream Holdings plc, including Senior Vice President of Business Development from December 2000 until February 2002, Secretary and Chief Financial Officer from February 2002 until February 2003, Chief Executive Officer from May 2002 until February 2003, and as a member of its Board of Directors from February 2002 until February 2003. From May 1998 until December 2000, Mr. Finbow served as a Director at Hypovereinsbank in London.

Employees

We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in developing, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by providing our employees an extensive orientation program to learn our technology, the industry we serve, and our corporate values. We intend to encourage continuous learning and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs designed to motivate and reward our employees. None of our employees is represented by an organized labor union nor have we experienced any work stoppages. As of December 31, 2003, we had 581 full-time employees.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in certain quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order processing, management and fulfillment software, activation, network mediation, and service assurance software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The timing of software maintenance agreement renewals and related payments, which could impact our ability to recognize a portion of maintenance support revenues in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs of operating the business;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable from very large product licenses;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance;

•	The occasional sale of large pass-through licenses or sublicenses for software provided by third parties, where MetaSolv may incur a substantial license fee that decreases margins on license revenues for the period; and

•	Changes in service and license revenues as a percentage of total revenues, as license revenues typically have a higher gross margin than service revenues.

We forecast the volume and timing of orders for our operational planning, but these forecasts are based on many factors and subjective judgments, and we cannot assure their accuracy. We have hired and trained a large number of personnel in core areas, including product development and professional services, based on our forecast of future revenues. As a result, significant portions of our operating expenses are fixed in the short term. Therefore, failure to generate revenues according to our expectations in a particular quarter could have an immediate negative effect on results for that quarter.

Our quarterly revenues are dependent, in part, upon orders booked and delivered during that quarter. We expect that our sales will continue to involve large financial commitments from a relatively small number of customers. As a result, the cancellation, deferral, or failure to complete the sale of even a small number of licenses for our products and related services may cause our revenues to fall below expectations. Accordingly, delays in the completion of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

Some contracts for software licenses may not qualify for revenue recognition upon product delivery. Revenue may be deferred when there are significant elements required under the contract that have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. A higher concentration of orders from large telecom service providers, and larger more complex agreements, may increase the frequency and amount of these deferrals. With these uncertainties we may not be able to predict accurately when revenue from these contracts will be recognized.

THE COMMUNICATIONS MARKET IS CHANGING RAPIDLY, AND FAILURE TO ANTICIPATE AND REACT TO THE RAPID CHANGE COULD RESULT IN LOSS OF CUSTOMERS OR UNPRODUCTIVE EXPENDITURES.

Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies, bankruptcy filings by many new entrants, and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are capable of adapting to changing technologies, industry standards, regulatory changes, and customer preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

New technologies, services or standards could require significant changes in our business model, development of new products or provision of additional services. New products and services may be expensive to develop and may result in our encountering new competitors in the marketplace. Furthermore, if the overall market for our software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and operating results and financial condition could be materially adversely affected.

THE COMMUNICATIONS INDUSTRY IS EXPERIENCING CONSOLIDATION, WHICH MAY REDUCE THE NUMBER OF POTENTIAL CUSTOMERS FOR OUR SOFTWARE.

The communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger communications companies generally have stronger purchasing power, which could create pressure on the prices we charge and the margins we realize. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose additional customers as a result of industry consolidation.

CONSOLIDATIONS IN THE COMMUNICATIONS INDUSTRY OR SLOWDOWN IN COMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

OUR CUSTOMERS’ FINANCIAL WEAKNESS OR THEIR INABILITY TO OBTAIN FINANCING MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Many of our customers are small to medium sized competitive communications service providers with limited operating histories. Some of these customers are not profitable and dependent on private sources of capital to fund their operations, and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During the last three years, several of our customers ceased their business operations, and a significant number initiated bankruptcy proceedings. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During 2003, our top ten customers accounted for 44% of our total revenues, compared to 42% during 2002. To the extent that any major customer terminates its relationship with us, our revenues could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Competitors vary in size and scope of products and services offered. We encounter direct competition from several product and service vendors. Additionally, we compete with OSS solutions sold by large equipment vendors. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services intended to compete with ours. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, inventory management and fulfillment software markets, and we expect that the market for our products and services will remain intensely competitive.

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

CHANGES IN COMMUNICATIONS REGULATIONS COULD ADVERSELY AFFECT OUR CUSTOMERS AND MAY LEAD TO LOWER SALES.

Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulations that adversely affect our existing and potential customers could lead them to spend less on our software, which would reduce our revenues and could seriously affect our business and financial condition.

IF WE FAIL TO ACCURATELY ESTIMATE THE RESOURCES NECESSARY TO COMPLETE ANY FIXED-PRICE CONTRACT, IF WE FAIL TO MEET OUR PERFORMANCE OBLIGATIONS, OR IF WE FAIL TO ANTICIPATE COSTS ASSOCIATED WITH PARTICULAR SALES OR SUPPORT CONTRACTS, WE MAY BE REQUIRED TO ABSORB COST OVERRUNS AND WE MAY SUFFER LOSSES ON PROJECTS.

In addition to time and materials contracts, we have periodically entered into fixed-price contracts for software implementation, and we may do so in the future. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on such a project, which would negatively impact our operating results. Also, in some instances our sales and support contracts may require us to provide software functionality that we have procured from third party vendors. The cost of this third party functionality may impact our margins, and we could fail to accurately anticipate or manage these costs. On occasion we have been asked or required to commit unanticipated additional resources or funds to complete projects or fulfill sales and support contracts

IN ORDER TO GENERATE INCREASED REVENUE, WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

We must expand our direct and indirect sales operations to increase market awareness of our products and to generate increased revenues. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. As the communications service provider market consolidates, there may be an increased tendency on the part of the remaining service providers to purchase through large systems integrators and third-party resellers. We are working to expand our relationships with systems integrators and other partners to expand our indirect sales channels. Failure to expand these sales channels could adversely affect our revenues and operating results. In addition, we will need to manage potential conflicts between our direct sales force and third party reselling efforts.

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

WE DEPEND ON SUBCONTRACTED OFFSHORE PRODUCT DEVELOPMENT AND CONSULTING RESOURCES, WHICH INTRODUCES RISKS RELATED TO OUR COST STRUCTURE, INTELLECTUAL PROPERTY, AND RESOURCE AVAILABILITY.

We have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources, and are also working to expand our availability of consulting and training resources through alliances with these subcontractors. We believe that our success will depend in part on our ability to continue, expand and manage the use of offshore subcontracting resources in these and other respects. While the scope of our current use of offshore resources is relatively small and carefully defined, there are certain risks entailed in these practices, including but not limited to: those described under the topic of international operations below; the continued availability of these resources is not assured; the potential for migration of some expertise to a contractor outside of our organization; and our policies relating to development and protection of intellectual property rights may be harder or not possible to institute, manage or enforce in a subcontractor organization.

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND FUTURE GROWTH.

As a company focused on the development, sale and delivery of software products and related services, our personnel are our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, communications business process experts, systems analysts, trainers, writers, consultants, and sales and marketing professionals of various experience levels. Competition for skilled personnel is intense. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business.

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

OUR INTERNATIONAL OPERATIONS MAY BE DIFFICULT AND COSTLY.

We intend to continue to devote significant management and financial resources to our international operations. In particular, we will have to continue to attract experienced management, technical, sales, marketing and support personnel for our international offices. Competition for skilled people in these areas is intense and we may be unable to attract qualified staff. International expansion may be more difficult or take longer than we anticipate, especially due to cultural differences, language barriers, and currency exchange risks. Additionally, communications infrastructure in foreign countries may be different from the communications infrastructure in the United States.

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles and problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communications industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements of a locally domiciled business entity;

•	Regional variations in adoption and growth of new technologies served by our products; and

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio, and in February 2003 we completed the acquisition of Orchestream Holdings plc, a manufacturer of IP network management software located in the United Kingdom. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

•	Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire will not prove to be those needed to be successful in the industry;

•	Potential difficulties in completing in process research and development projects;

•	Difficulty integrating new businesses and operations in an efficient and effective manner;

•	Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

•	Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

•	Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

•	Potential loss of key employees of the acquired businesses;

•	Risk that we will be unable to integrate the products and corporate cultures of the acquired business;

•	Risk of diverting the attention of senior management from the operation of our business;

•	Risk of entering new markets in which we have limited experience;

•	Risk of increased costs related to expansion and compensation of indirect sales channels;

•	Risk of increased costs related to royalties for third party products that may be included with our own software products and services; and

•	Future revenues and profits from acquisitions and investments may fail to achieve expectations.

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

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	Revenues or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	Announcements of technological innovations by us or our competitors;

•	Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

•	Developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

•	Changes in recommendations or financial estimates by securities analysts;

•	Rumors or dissemination of false and/or unofficial information;

•	Changes in management;

•	Stock transactions by our management or businesses with whom we have a relationship;

•	Conditions and trends in the software and communications industries;

•	Adoption of new accounting standards affecting the software industry; and

•	General market conditions, including geopolitical events.

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

ITEM 2.    PROPERTIES

The address of our headquarters is 5556 Tennyson Parkway, Plano, Texas 75024, and our telephone number at that address is (972) 403-8300. We lease two buildings in an office park in Plano, Texas, that total approximately 152,000 square feet, and we own an adjacent, undeveloped lot available for expansion. One of these buildings is used as our headquarters under a lease that expires in 2010. The other building, with approximately 52,000 square feet, has been vacated and is available for sublease. In addition, we lease facilities and offices in Englewood, Colorado; McLean, Virginia; Kanata and Toronto, Ontario, Canada; Kensington Village, London, England; Rio de Janeiro and Sao Paulo, Brazil; Sophia Antipolis, France; and Munich, Germany. Lease terms for all our locations expire at various times through 2010.

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

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
March 31	$1.71	$1.16	$8.68	$5.35
June 30	2.50	1.25	7.55	3.39
September 30	2.89	1.85	4.35	1.11
December 31	2.57	1.85	2.40	0.83

We have not paid cash dividends on our common stock, and do not plan to pay cash dividends to our stockholders in the near future. We are not bound by any contractual terms that prohibit or restrict the payment of dividends; however, we presently intend to retain our earnings to finance the future growth of the business.

As of February 27, 2004, we had approximately 6,400 beneficial stockholders, including approximately 132 stockholders of record. On February 27, 2004, the closing price of our common stock on NASDAQ was $2.93 per share.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Total revenues	$79,506	$91,204	$121,274	$137,674	$76,540
Gross profit	38,592	38,806	87,945	93,140	46,073
Operating expenses	82,191	121,324	84,974	74,752	42,355
Purchased in process research and development	1,781	4,060	2,940	—	—
Restructuring and other costs	8,558	12,126	3,142	—	—
Goodwill impairment	2,227	28,742	—	—	—
Income (loss) from operations	(43,599)	(82,518)	2,971	18,388	3,718
Net income (loss)	$(56,610)	$(66,794)	$2,717	$16,043	$2,645
Earnings (loss) per share of common stock:
Basic	$(1.48)	$(1.77)	$0.07	$0.45	$0.17
Diluted	$(1.48)	$(1.77)	$0.07	$0.40	$0.08

Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$17,870	$40,779	$80,658	$93,695	$112,341
Working capital	22,868	65,923	132,768	130,650	108,917
Total assets	79,444	138,369	188,017	197,628	147,216
Total current liabilities	35,747	39,348	26,456	48,403	28,291
Total stockholders’ equity	$43,697	$99,021	$161,173	$148,950	$118,615

	Quarters Ended
	December 31	September 30	June 30	March 31
Unaudited Quarterly Consolidated Financial Data:
2003:
Total revenues	$19,422	$17,126	$21,833	$21,125
Gross profit	8,996	7,552	11,357	10,687
Operating expenses	20,603	16,953	21,047	23,588
Purchased in process research and development	—	—	141	1,640
Restructuring and other costs	5,573	—	1,658	1,327
Goodwill impairment	—	—	—	2,227
Loss from operations	(11,607)	(9,401)	(9,690)	(12,901)
Net loss	$(27,998)	$(9,354)	$(9,406)	$(9,852)
Loss per share of common stock:
Basic and diluted	$(.73)	$(.24)	$(.25)	$(.26)

	December 31	September 30	June 30	March 31
2002:
Total revenues	$23,546	$21,060	$24,736	$21,862
Gross profit	9,969	2,880	13,613	12,344
Operating expenses	22,804	50,585	20,489	27,446
Purchased in process research and development	—	—	—	4,060
Restructuring and other costs	6,144	3,195	—	2,787
Goodwill impairment	—	28,742	—	—
Loss from operations	(12,835)	(47,705)	(6,876)	(15,102)
Net loss	$(11,154)	(42,653)	$(3,968)	$(9,019)
Loss per share of common stock:
Basic and diluted	$(0.29)	$(1.13)	$(0.11)	$(0.24)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of operations support systems (OSS) software solutions that help communications service providers manage their networks and services. Our service provisioning, network resource management, and service activation products and services automate service providers’ business processes across network planning and engineering, operations and customer care. Our customers successfully use MetaSolv products to introduce new services more easily, reduce service delivery times, reduce operating expenses, and optimize return on capital expenditures. All of our revenues come from the sale of software licenses, related professional services, and support of our software.

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year of our introduction as a publicly held company, we had become a leading provider of order processing, management and fulfillment software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies. The turndown of the communications market in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002), and Orchestream Holdings, plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. Today we have offices in 10 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

The environment for marketing OSS software solutions to communications service providers remains challenging, after the precipitous downturn in the communications industry that began in late 2000 and accelerated during 2001. MetaSolv’s acquisitions of new products, customers, personnel, and sales territories have been key factors that resulted in significant increases in our operating costs as a percentage of revenue during periods when revenue from certain products was declining during 2002 and 2003. The difficult market environment along with these acquisitions has necessitated that we rationalize our product offerings and reduce staffing levels in order to realize expected cost synergies and to bring our cost structure to a sustainable level. Our restructuring activities during 2003 will allow us to reduce our operating expenses by approximately $15 million annually, which we believe will allow us to return our costs as a percentage of revenue to more normal levels.

We expect the trends that will drive increasing demand for our products and services will include an increasing worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments, and an overall growing demand for voice and data services. We have continued to invest significantly in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management, service provisioning and activation position us well to provide end to end service fulfillment capabilities to both leading and emerging communications service providers around the world.

CRITICAL ACCOUNTING POLICIES

We prepare financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. This requires management to make judgments, assumptions and estimates that affect significantly the amounts reported in the financial statements and accompanying notes. For example, estimates are used in the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of tax assets and other special charges. Actual results may differ from these estimates.

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

Our software products are priced to meet the needs of our target market segments, which include large facility-based incumbent service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customers’ usage as measured by the number of users of our product, the number of our customers’ subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers’ usage of our product exceeds earlier license limits. Annual maintenance and support contracts are generally priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

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

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received, in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate of the ultimate recovery of accounts receivable as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses, a $14.5 million valuation allowance was established during the year ended December 31, 2002, and the balance of our deferred tax assets was reserved as of December 31, 2003.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with Generally Accepted Accounting Principles. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in process research and development, and restructuring costs. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the Generally Accepted Accounting Principles financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

ACQUISITIONS

Orchestream.    In 2003, we acquired all of the outstanding shares of Orchestream Holdings plc, a UK headquartered company whose core product is Service Activator. With this acquisition, we expanded our OSS product suite with market-leading software that automates fulfillment and simplifies management and configuration of complex internet protocol virtual private networks (IP VPNs). This acquisition has strengthened our globalization, mobile and IP efforts by adding key customers and expanding our European presence. The Orchestream Service Activator product complements our OSS assets previously acquired from Nortel Networks, and allows us to further penetrate mobile and fixed-line carriers with a comprehensive capability for managing complex IP VPNs. We acquired Orchestream for approximately £7.9 million, or $13.0 million. Our financial results include revenues and costs of Orchestream effective February 2003.

OSS software assets from Nortel Networks.    In 2002, we acquired certain OSS assets from Nortel Networks. With this acquisition, we extended our product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for internet protocol (IP), data, and wireless communications. As a result of the acquisition, we now offer a more comprehensive suite of OSS solutions for wireless, IP, data, and traditional networks and services. The acquisition also strengthens the worldwide scope of our product sales and services through an established presence in Europe. We acquired these assets for $35 million in cash and the assumption of certain liabilities. Our financial results include revenues and costs of the acquired business effective February 2002.

Lat45 Information Systems Inc.    In 2001, we acquired all of the outstanding shares of capital stock of Montreal-based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. Our acquisition of Lat45 Information Systems Inc. allowed us to use graphical geospatial (geographic) technology to expand a service provider’s capabilities in network planning and engineering functions and extends the MetaSolv Solution functionality to include support for market demand forecasting, network planning and design, service fulfillment, and executive decision support. We offered this product under the brand MetaSolv Network and Service Planning™, both as a separate product and integrated with the MetaSolv Solution. The aggregate purchase price was approximately $9.0 million consisting of $6.2 million in cash and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc., which were exchangeable for our shares on a one-to-one basis. In the third quarter of 2002, we discontinued the production of the MetaSolv Network and Service Planning product.

Results of Operations

The year 2003 remained difficult for software companies selling into the communications industry. Many customers continued to restrain capital spending, and pricing pressures were often intense. Our results include the following financial accomplishments:

•	Completed the acquisition of Orchestream, which further strengthened our business in Europe and for IP activation worldwide. MetaSolv’s revenue from service provisioning products in 2003 more than doubled over the prior year and represented approximately 34% of MetaSolv’s total revenue.

•	Increased our penetration at large communications service providers, such that we now report approximately 40% of the world’s top 100 communications providers as our customers,

•	Expanded our sales to the growing wireless mobility segment, reaching 23% of our total revenue in 2003 and improving our long-term growth opportunities.

•	Consolidated facilities in Plano, Toronto and London. We also eliminated approximately 135 staff positions during the year. These actions reduced our ongoing cost structure by approximately $15 million annually, and more closely matched our current expense levels with existing revenue opportunities.

We believe our actions in 2003 provide a good foundation for future revenue growth and a return to profitability.

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	28%	34%	56%
Service	72%	66%	44%

Total revenues	100%	100%	100%

Cost of revenues:
License	2%	5%	5%
Service	42%	35%	21%
Amortization and impairment of intangible assets	8%	17%	1%

Total cost of revenues	51%	57%	27%

Gross profit	49%	43%	73%

Operating expenses:
Research and development	37%	36%	26%
Sales and marketing	32%	31%	22%
General and administrative	19%	16%	17%
Purchased in process research and development	2%	4%	2%
Restructuring and other costs	11%	13%	3%
Goodwill impairment	3%	32%	—%

Total operating expenses	103%	133%	70%

Income (loss) from operations	(55%)	(90%)	2%
Interest and other income, net	1%	2%	4%
Gain (loss) on investments	—%	—%	3%

Income (loss) before taxes	(53%)	(89%)	4%
Income tax expense (benefit)	18%	(15%)	2%

Net income (loss)	(71%)	(73%)	2%

2003 COMPARED TO 2002

Revenues

Total revenues in the year ended December 31, 2003 were $79.5 million, representing a 13% decrease from $91.2 million in 2002. The decrease in revenues between these periods primarily resulted from a decline in software license transactions.

License fees.    License revenues in 2003 were $22.2 million, compared to $30.9 million in 2002. The 28% decline in license revenues in 2003 resulted primarily from fewer sales of some mature products, partially offset by higher revenues from sales of service activation products and the addition of Orchestream license revenue in 2003. Additionally, our average contract prices in 2003 declined over 20% compared to 2002, due to smaller implementations and competitive pricing pressures.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operating support systems infrastructure. During 2003, we experienced some improvement in sales of service activation products, but overall sales activity remained depressed. We believe the strength of our product portfolio positions us well for 2004 and 2005 to initiate new deployments and extend deployments at existing customers.

Services.    Revenues from services decreased 5% to $57.3 million in 2003 from $60.3 million in 2002, primarily due to lower technical consulting revenues, while maintenance revenues were essentially equal in both years.

Consulting and education service revenues decreased 13% to $17.7 million in 2003, from $20.4 million in 2002. The decrease in consulting and education revenues resulted from fewer implementations of some mature software products, related to lower software sales, and also competitive pricing of services. We are marketing larger and longer services engagements to key customers to help them use our products most efficiently, and we expect these longer engagements to provide more stability in our consulting revenues.

Post-contract customer support, or maintenance revenues, decreased 1% to $39.7 million in 2003, from $40.0 million in 2002. The decrease in maintenance revenues was primarily due to a decline in maintenance revenues from mature products, largely offset by higher revenues for our service activation products and the addition of maintenance revenues from products acquired from Orchestream. The newly acquired products represented approximately 11% of our total maintenance revenues in 2003. Future growth of maintenance revenues is largely dependent on our retention of existing customers, and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of Revenues.    As of December 31, 2003, our active customer list includes more than 180 communications service providers worldwide, including approximately 40% of the world’s largest providers. During 2003, our top ten customers represented 44% of our total revenue with no single customer accounting for more than 10% of revenues. In any given year we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent year is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues.    During 2003, we recognized $44.1 million in revenues from sources outside the United States compared to $34.8 million in 2002, representing 56% and 38% of revenue in each period, respectively. The growth in international revenues during 2003 was due to our increased penetration into European and Asian markets, accelerated by our product acquisitions.

Cost of Revenues

License Costs.    License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products. License costs were $1.3 million in 2003 and $4.4 million in 2002, representing 6% and 14% of license revenues in each period, respectively. The decrease in license costs in 2003 in absolute dollars is primarily due to the lower license sales upon which royalty agreements are based, and the mix of products sold in each period. The decrease in license costs as a percent of license revenue in 2003 reflects differences in the mix of our products sold in each period. Royalties on individual license products range from zero to approximately 30% of revenue.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Service Costs.    Service cost of revenues consists of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees, and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $33.2 million in 2003, up from $32.1 million in 2002, representing 58% and 53% of service revenues in each period, respectively. The increase in service costs in 2003 was due to higher customer-specific engineering expenses, the addition of a customer care operation in the United Kingdom and expenses to support third party software. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenues, whereas engineering effort towards general product releases is normally recorded as development expense. We expect this higher level of customer-specific engineering support to continue in future periods as we work to adapt our software to provide customers with competitive advantages in their unique operating environments.

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

In 2003, cost of revenues included $6.5 million in amortization of intangible assets acquired from Nortel Networks and Orchestream, a decrease of 59% from $15.8 million in 2002. The decrease in amortization expense between 2003 and 2002 is due to the write-off in 2002 of intangibles from a previous acquisition, partially offset by the addition of intangible assets related to the Orchestream acquisition.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During 2003, research and development expenses decreased 11% to $29.6 million from $33.3 million in 2002, representing 37% and 36% of total revenues in each period, respectively. The year-to-year decrease in research and development expense was primarily due to a 10% reduction in research and development staffing and the transfer of engineering resources to specific customer support projects, which is reported in services cost of sales.

During 2003, our research and development investments were focused on our core competencies of network resource management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration between MetaSolv products with other business systems, and to further automate our customers’ business processes to lower their overall cost of doing business. We have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources.

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

In 2003, sales and marketing expenses decreased 10% to $25.3 million from $28.1 million in 2002, representing 32% and 31% of revenues in each period, respectively. The decrease in sales and marketing expense in 2003, compared to 2002, was primarily due to 18% lower staffing. We expect to continue to invest in sales and marketing resources in order to expand our direct and indirect sales and marketing channels, and to drive additional revenue.

General and Administrative Expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in 2003 decreased 2% to $14.7 million, compared to $15.0 million in 2002, representing 19% and 16% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to lower provisions for bad debts, staff reductions and facilities consolidations, partially offset by the addition of facilities and information systems expenses related to our newly acquired Orchestream operations in Europe. The increase in expense as a percentage of revenues reflects the relatively fixed nature of our facilities and communications infrastructure. During the fourth quarter of 2003, we completed facilities consolidations at several locations that are expected to lower general and administrative expenses in 2004. We expect expenses in 2004 to be lower on both an absolute basis as well as a percentage of revenue.

Purchased In Process Research and Development.    In connection with our acquisition of Orchestream, we recorded purchased in process research and development (IPR&D) charges of $1.8 million in 2003. These in process projects consisted primarily of upgrades to existing products. The value of the purchased IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various purchased IPR&D projects. These projects were completed by year-end 2003.

In 2002, we recorded a pre-tax charge of $4.1 million for purchased IPR&D in connection with our acquisition of certain OSS assets from Nortel Networks. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the purchased IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 32% for the various purchased IPR&D projects. These projects were essentially completed by year-end 2002.

Restructuring and other Costs.    During 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. These charges consisted of $4.4 million for reduction in force of approximately 135 positions, approximately $4.8 million for the consolidation of space at our US headquarters location, in Canada and in the United Kingdom, and a $0.8 million nonrecurring adjustment to prepaid royalties, partially offset by a reduction in accrued liabilities of approximately $1.5 million related primarily to adjustments to liabilities assumed as part of the Company’s acquisitions. The estimated annualized cost savings from these actions is approximately $15.0 million. The severance payments are expected to be completed by year-end 2004 and the lease payments will continue through 2010.

Restructuring and other costs during 2002 totaled $12.1 million, comprised of approximately $5.0 million related to a reduction in force of approximately 190 positions; $5.8 million for facilities consolidations and lease commitments for space being vacated; and $2.3 million in asset write-offs and other restructuring expenses, partially offset by a $1.0 million nonrecurring adjustment to accrued royalties. The restructuring was in response to lower software license bookings and the expectation of lower near-term revenues.

Goodwill Impairment.    We are required to periodically assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. We are one reporting unit, as defined by the Standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on our estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of our company fell to a level below its book value. The decline in the market capitalization indicated that a potential impairment in the value of goodwill existed; therefore, management performed an interim valuation in July 2002. This valuation confirmed the impairment and we recorded a charge of $28.7 million to eliminate the goodwill.

The market capitalization of the Company remained at a level below its book value in the first quarter of 2003, and therefore this prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company eliminated the goodwill and recorded a charge of $2.2 million at the time of the Orchestream acquisition.

Interest and Other Income, Net

In 2003, interest and other income, net, primarily consisting of interest income and interest expense, was $1.1 million, compared to $1.7 million in 2002. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded income tax expense of $14.4 million in 2003 and an income tax benefit of $14.0 million in 2002. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, during 2003, we recorded a valuation reserve against the remaining deferred tax assets on the books. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

2002 COMPARED TO 2001

Revenues

Total revenues decreased 25% to $91.2 million in 2002 from $121.3 million in 2001. The decrease in revenues between these periods resulted from a decline in license sales, partially offset by an increase in service revenues.

License fees.    License revenues declined 55% in 2002 to $30.9 million, from $68.4 million in 2001. The decline in license revenues resulted primarily from fewer sales to new customers and fewer follow-on sales of capacity licenses and add-on functionality to existing customers. Additionally, our average contract prices in 2002 declined compared to prior years, due to smaller implementations, and competitive pricing pressures.

Services.    Revenues from services increased 14% to $60.3 million in 2002 from $52.9 million in 2001, primarily due to consulting and maintenance service revenues attributable to the acquisition of certain OSS assets from Nortel Networks.

Consulting and education service revenues increased 13% to $20.4 million in 2002, from $17.9 million in 2001. The increase in consulting and education revenues resulted from fewer, but larger, services engagements. The larger project size reflects the scope of engagements primarily at larger customers, while the lower number of overall projects reflects fewer new customer implementations.

Post-contract customer support, or maintenance revenues, increased 14% to $40.0 million in 2002, from $34.9 million in 2001. The increase in maintenance revenues was primarily due to the inclusion of customer support for the Nortel Networks OSS assets, partially offset by a 23% decline in MetaSolv Solution maintenance revenues compared to the year-ago period. The decline in same-product maintenance revenues resulted primarily from financial difficulties at some of our smaller customers. The Nortel OSS products represented approximately 32% of our total maintenance revenues in 2002.

Concentration of Revenues.    As of December 31, 2002, our active customer list included more than 170 communications service providers worldwide, including approximately 40% of the world’s largest providers. During 2002, our top ten customers represented 42% of our total revenue with one customer accounting for 15% of revenue and no other single customer accounting for more than 5% of our revenue.

International Revenues.    During 2002, we recognized $34.8 million in revenues from sources outside the United States compared to $26.9 million in 2001, representing 38% and 22% of revenue in each period, respectively. The growth in international revenues during 2002 was due to our increased penetration into European and Asian markets, accelerated by our product acquisitions.

Cost of Revenues

License Costs.    License cost of revenues consists primarily of royalties for third party software that is embedded in our products. License costs were $4.4 million in 2002 and $6.1 million in 2001, representing 14% and 9% of license revenue in each period, respectively. The decrease in license costs in 2002 in absolute dollars is primarily due to the elimination of royalty expense for use of third party e-commerce software and to lower license revenues in 2002. The increase in license costs as a percent of license revenues in 2002 resulted from a single sale in the fourth quarter that included software from a third party.

Service Costs.    Service cost of revenues consists of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees, and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $32.1 million in 2002, up from $25.8 million in 2001, representing 53% and 49% of service revenues in each period, respectively. The increase in service costs in 2002 resulted primarily from additional customer support for our newly acquired products and customers. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers. We record engineering effort that is specific to a customer contract as a cost of revenues, whereas engineering effort towards general product releases is normally recorded as development expense.

Amortization and Impairment of Intangible Assets.    In 2002, cost of revenues included $8.6 million amortization of intangible assets acquired from both Nortel Networks and Lat45 Information Systems Inc., and a $7.2 million charge for impairment of our intangible assets. This compares to a $1.4 million amortization of intangible assets in 2001. The increase in amortization expense in 2002 was due to the purchase of developed OSS software technology rights and contracts from Nortel Networks in February of 2002.

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

During 2002, our research and development investments were focused on new products and enhancements to address next-generation communications networks, including wireless mobility technologies and user-group defined product enhancements. Specific enhancements included improved integration between our existing products and with major CRM, billing, and service assurance systems, so that communications providers can more quickly realize business efficiencies using MetaSolv products.

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

Purchased In Process Research and Development.    In connection with our acquisition of certain OSS assets from Nortel Networks, we recorded a pre-tax charge of $4.1 million for purchased in process research and development. At the date of the acquisition, the purchased IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the purchased IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 32% for the various purchased IPR&D projects. These projects were essentially completed by year-end 2002.

Our financial results in 2001 included $2.9 million of purchased IPR&D costs related to our Lat45 acquisition.

Restructuring and other Costs.    Restructuring and other costs during 2002 totaled $12.1 million, comprised of approximately $5.0 million related to a reduction in force of approximately 190 positions; $5.8 million for facilities consolidations and lease commitments for space being vacated; and $2.3 million in asset write-offs and other restructuring expenses, partially offset by a $1.0 million nonrecurring adjustment to accrued royalties.

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

Goodwill Impairment.    During 2002, the market capitalization of our company fell to a level below its book value. The decline in the market capitalization indicated that a potential impairment in the value of goodwill existed; therefore, management performed an interim valuation in July 2002. This valuation confirmed that an impairment of goodwill existed and we recorded a charge of $28.7 million to eliminate the goodwill.

Interest and Other Income, Net

In 2002, interest and other income, net, primarily consisting of interest income and interest expense, was $1.7 million, compared to $5.4 million in 2001. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $14.0 million in 2002 and income tax expense of $2.2 million in 2001. As a percentage of the loss before taxes, our income tax benefit was 17.4% in 2002 compared to income tax expense of 45.2% in 2001. The difference between our effective income tax benefit and the statutory rate in 2002 was due to state and local tax benefits, purchased in process research and development not deductible for tax purposes, and the establishment of a valuation allowance against our deferred tax assets.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The write-down of the goodwill and revaluation of intangible assets generated an increase in deferred tax benefits. Based upon the available evidence, which included our recent operating performance and projections for the future near term performance, we provided a valuation allowance of approximately $14.5 million against our net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2003, our primary sources of liquidity were cash, cash equivalents and marketable securities, totaling $41.9 million and representing 53% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $28.9 million during 2003, from a balance of $70.8 million at the end of 2002. This decrease was primarily attributable to the February 2003 acquisition of Orchestream Holdings plc ($4.0 million), cash used in operations ($24.1 million), and capital expenditures ($2.4 million).

Cash used in operating activities during 2003 was $24.1 million, compared to $29.0 million used in operations during 2002. The cash used in 2003 consisted primarily of our $56.6 million net loss adjusted for noncash charges related to the impairment of goodwill, amortization of intangible assets, depreciation and amortization expense, purchased in process research and development, and other noncash items, offset by a decrease of $0.9 million in working capital and a $13.7 million deferred tax benefit. The improvement over 2002 is due to a reduction in working capital resulting from the decline in revenues and improved collection of accounts receivables.

Net cash provided from investing activities was $12.7 million in 2003, comprised of the net sale of $6.0 million in marketable securities and the use of $13.0 million in restricted cash related to the February 2003

Orchestream acquisition, partially offset by $4.0 million in acquisition-related cash outflows and $2.4 million in capital expenditures primarily for computing hardware and software and leasehold improvements.

Net cash provided from financing activities during 2003 and 2002 consisted of $1.0 million and $1.3 million, respectively, in proceeds from our employee stock purchases related to our stock purchase and option programs.

In the two-year period ended December 31, 2003, we used approximately $39.6 million of our cash balances for the acquisition of Orchestream Holding plc and certain OSS assets from Nortel Networks. In addition, in that same two-year period, we used cash in operations of approximately $53.0 million compared to generating cash from operations of $51.7 million in the three-year period ending December 31, 2001. During the latter half of 2003, we significantly reduced our fixed operating expenses and believe we will return to positive operating cash flow during 2004. Our total cash and marketable securities are expected to decline slightly in 2004 to pay off some of the restructuring liabilities before growing again in 2005.

We believe that our cash flows generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for both the short and long-term. Should we fail to return to positive operating cash flow as planned, we believe we have adequate borrowing capacity and the ability to raise money in the equity markets if necessary. Should we seek to sell additional equity or debt securities, the decision could result in additional dilution to our stockholders.

At December 31, 2003, we had outstanding contractual obligations for cumulative lease payments of approximately $26.1 million through 2010, which will be retired within the ordinary course of business, with the exception of approximately $7.7 million in leases for properties that we no longer occupy. We have no abnormal contractual obligations at December 31, 2003, and our principal commitments consist of obligations under non-cancelable operating leases as shown in the following table (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases
United States	$20,409.7	$3,418.4	$5,884.6	$5,571.0	$5,535.7
International	5,666.0	1,814.3	3,015.4	836.3	—

Totals	$26,075.7	$5,232.7	$8,900.0	$6,407.3	$5,535.7

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

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting to their respective carrying values, was completed by June 30, 2002, and no impairment was indicated as of January 1, 2002. The Company is required to periodically assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model, which considers both a discounted future cash flow analysis and market capitalization data.

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

In January 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets is incurred. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of Statement 143 did not have a material effect on the Company’s financial statements.

In January 2003, and December 2003, the FASB issued and then revised Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. Certain provisions of this Interpretation were effective for the third quarter of 2003 and others will take effect January 1, 2004. FIN 46 will not have a material impact on our financial position or results of operations.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At December 31, 2003, the weighted average pre-tax interest rate on the investment portfolio was approximately 1.5%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2003 than in 2002, there would be no material adverse impact on our results of operations or financial position.

(b)    Foreign Currency

We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes.

Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position. During 2003, had these rates averaged 10% more than in 2002, there would have been no material impact on our results of operations or financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

MetaSolv, Inc.

We have audited the accompanying consolidated balance sheets of MetaSolv, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangibles Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In 2002, the Company fully adopted the provisions of SFAS No. 142, as required for goodwill and intangible assets resulting from business combinations consummated before July 1, 2001.

KPMG LLP

Dallas, Texas

February 9, 2004

METASOLV, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$17,870	$28,113
Restricted cash	—	12,666
Marketable securities	23,993	30,001
Trade accounts receivable, less allowance for doubtful accounts of $3,327 in 2003 and $3,825 in 2002	11,330	17,025
Unbilled receivables	1,622	1,738
Prepaid expenses	2,307	5,119
Deferred tax assets	—	5,943
Other current assets	1,493	4,666

Total current assets	58,615	105,271
Property and equipment, net	13,118	16,185
Intangible assets	6,473	6,127
Deferred tax assets	—	10,112
Other assets	1,238	674

Total assets	$79,444	$138,369

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,748	$7,251
Accrued expenses	22,625	22,780
Deferred revenue	8,374	9,317

Total current liabilities	35,747	39,348
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 38,576,708 in 2003, and 37,939,738 in 2002	193	190
Additional paid-in capital	145,260	144,388
Deferred compensation	(18)	(66)
Accumulated other comprehensive income	401	38
Accumulated deficit	(102,139)	(45,529)

Total stockholders’ equity	43,697	99,021

Total liabilities and stockholders’ equity	$79,444	$138,369

See accompanying notes to consolidated financial statements.

MetaSolv, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	$22,182	$30,880	$68,412
Service	57,324	60,324	52,862

Total revenues	79,506	91,204	121,274
Cost of revenues:
License	1,275	4,446	6,141
Service	33,156	32,115	25,771
Amortization and impairment of intangible assets	6,483	15,837	1,417

Total cost of revenues	40,914	52,398	33,329

Gross profit	38,592	38,806	87,945

Operating expenses:
Research and development	29,599	33,262	31,346
Sales and marketing	25,315	28,096	26,815
General and administrative	14,711	15,038	20,731
Purchased in process research and development	1,781	4,060	2,940
Restructuring and other costs	8,558	12,126	3,142
Goodwill impairment	2,227	28,742	—

Total operating expenses	82,191	121,324	84,974

Income (loss) from operations	(43,599)	(82,518)	2,971
Interest and other income, net	1,075	1,679	5,419
Gain (loss) on investments	32	—	(3,429)

Income (loss) before taxes	(42,492)	(80,839)	4,961
Income tax expense (benefit)	14,396	(14,045)	2,244
Minority interest	278	—	—

Net income (loss)	$(56,610)	$(66,794)	$2,717

Earnings (loss) per share of common stock:
Basic	$(1.48)	$(1.77)	$0.07

Diluted	$(1.48)	$(1.77)	$0.07

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Common stock subscription	Deferred compensation	Accumulated other comprehensive income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	35,930,345	$180	—	$—	$130,546	$(24)	$(300)	$—	$18,548	$148,950
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	2,717	2,717
Unrealized gain on marketable securities	—	—	—	—	—	—	—	123	—	123
Foreign currency translation	—	—	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	2,842

Exercise of stock options	971,626	4	—	—	2,040	—	—	—	—	2,044
Issuance of common stock for ESPP	313,101	2	—	—	2,162	—	—	—	—	2,164
Issuance of common stock for acquisition	366,666	2	—	—	2,803	—	—	—	—	2,805
Purchase of treasury stock	—	—	163,049	(1,602)	—	—	—	—	—	(1,602)
Reissuance of treasury stock	—	—	(3,960)	11	—	—	—	—	—	11
Cancellation of treasury stock	(159,089)	(1)	(159,089)	1,591	(1,590)	—	—	—	—	—
Tax benefit from disqualifying dispositions	—	—	—	—	3,559	—	—	—	—	3,559
Stock compensation	—	—	—	—	254	—	(150)	—	—	104
Amortization of deferred compensation	—	—	—	—	—	—	296	—	—	296

Balance, December 31, 2001	37,422,649	187	—	—	139,774	(24)	(154)	125	21,265	161,173

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(66,794)	(66,794)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation	—	—	—	—	—	—	—	19	—	19

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(66,881)

Exercise of stock options	148,820	1	—	—	186	—	—	—	—	187
Issuance of common stock for ESPP	372,749	2	—	—	1,073	—	—	—	—	1,075
Purchase of treasury stock	—	—	(4,480)	(2)	—	—	—	—	—	(2)
Cancellation of treasury stock	(4,480)	—	4,480	2	(2)	—	—	—	—	—
Repayment of subscription note	—	—	—	—	—	24	—	—	—	24
Tax benefit from disqualifying dispositions	—	—	—	—	3,357	—	—	—	—	3,357
Amortization of deferred compensation	—	—	—	—	—	—	88	—	—	88

Balance, December 31, 2002	37,939,738	190	—	—	144,388	—	(66)	38	(45,529)	99,021

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(56,610)	(56,610)
Unrealized loss on marketable securities securities	—	—	—	—	—	—	—	(18)	—	(18)
Foreign currency translation	—	—	—	—	—	—	—	381	—	381

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(56,247)

Exercise of stock options	51,574	—	—	—	57	—	—	—	—	57
Issuance of common stock for ESPP	572,203	3	—	—	892	—	—	—	—	895
Purchase of treasury stock	—	—	4,985	16	—	—	—	—	—	16
Cancellation of treasury stock	(4,985)	—	(4,985)	(16)	—	—	—	—	—	(16)
Tax benefit from disqualifying dispositions	—	—	—	—	47	—	—	—	—	47
Stock compensation	18,178	—	—	—	65	—	(36)	—	—	29
Amortization (forfeiture) of deferred compensation	—	—	—	—	(189)	—	84	—	—	(105)

Balance, December 31, 2003	38,576,708	$193	—	$—	$145,260	$—	$(18)	$401	$(102,139)	$43,697

See accompanying notes to consolidated financial statements.

44

METASOLV, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(56,610)	$(66,794)	$2,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	2,227	28,742	—
Amortization and impairment of intangible assets	6,483	15,836	1,417
Depreciation and amortization	7,888	5,756	4,045
Stock compensation	(76)	88	400
Provision for bad debts	1,542	3,692	8,638
Loss on asset disposal	134	1,828	76
Deferred tax expense (benefit)	13,706	(12,189)	(2,423)
Tax benefit from disqualifying dispositions	47	3,357	3,559
Minority interest	(278)	—	—
Loss (gain) on investments	(32)	—	3,429
Purchased in process research and development	1,781	4,060	2,940
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable	6,082	(7,804)	2,487
Unbilled receivables	124	(1,121)	893
Other assets	7,549	(5,379)	3,009
Accounts payable and accrued expenses	(11,485)	4,841	(11,029)
Deferred revenue	(3,138)	(3,891)	(14,959)

Net cash provided by (used in) operating activities	(24,056)	(28,978)	5,199

Cash flows from investing activities:
Purchases of property and equipment	(2,443)	(3,422)	(6,060)
Purchase of marketable securities	(67,327)	(51,826)	(87,198)
Proceeds from sale of marketable securities	73,322	78,638	79,245
Decrease (increase) in restricted cash	12,999	(12,666)	—
Proceeds from sale of investments	174	—	—
Acquisition of Lat45 Information Systems Inc.	—	—	(6,842)
Acquisition of Nortel Networks’ OSS Software Assets.	—	(35,594)	—
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquisition)	(3,982)	—	—

Net cash provided by (used in) investing activities	12,743	(24,870)	(20,855)

Cash flows from financing activities:
Proceeds from common stock transactions	952	1,286	4,208
Purchase of treasury stock	—	(2)	(1,602)
Reissuance of treasury stock	—	—	11

Net cash provided by financing activities	952	1,284	2,617

Effect of exchange rate changes on cash	118	19	2

Decrease in cash and cash equivalents	(10,243)	(52,545)	(13,037)
Cash and cash equivalents, beginning of year	28,113	80,658	93,695

Cash and cash equivalents, end of year	$17,870	$28,113	$80,658

Supplemental disclosures of cash flow information—
Cash paid during the year for:
Interest	$43	$66	$71

Income taxes	$892	$293	$2,253

Non-cash investing and financing activities— Issuance of common stock for acquisition	$—	$—	$2,805

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

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

a)  Principles of Consolidation

The consolidated financial statements include the financial statements of MetaSolv, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management’s estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, $1,246,000 and $580,000 as of December 31, 2003 and 2002, respectively, represented billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of unbilled receivables, $568,000 and $825,000 as of December 31, 2003 and 2002, respectively, represented costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

Accounts receivable include only those amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

c)  Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of investments in an interest-bearing money market account and commercial paper with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2002, the Company had restricted cash in the amount of $12,666,000 held in escrow for the purchase of Orchestream Holdings plc that was completed in 2003.

d)  Marketable Securities and Equity Investments

Marketable securities at December 31, 2003 and 2002 consist of commercial paper, U.S. government agency obligations, corporate bonds and municipal bonds. The Company classifies all of its marketable securities as available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains and losses are reported as a component of comprehensive income in shareholders’ equity until realized. Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary.

The Company uses the cost method to account for its investments in equity securities. A decline in the market value of any investment deemed to be other than temporary is charged to earnings. During 2001, the Company recorded an impairment charge of $3,429,000 for other than temporary declines in the value of its investments, of which $32,000 was recovered in 2003.

e)  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the term of the lease, if shorter. The estimated useful lives are as follows:

Years
Furniture and fixtures	4-7
Computer equipment	3
Leasehold improvements	3-11
Other equipment	3-7

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

In connection with the February 2003 acquisition of Orchestream Holdings plc, the Company recorded a charge of $1,781,000 for purchased in process research and development. At the date of the acquisition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

purchased in process research and development projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates ranging from 20% to 30% for the various in process research and development projects. These projects were essentially completed by year-end 2003.

In connection with the February 2002 acquisition of certain operational support system assets from Nortel Networks, the Company recorded a charge of $4,060,000 for purchased in process research and development. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 35% for the various purchased in process research and development projects. These projects were essentially completed by year-end 2002.

In connection with the 2001 acquisition of Lat45 Information Systems Inc., the Company recorded a charge of $2,940,000 for purchased in process research and development. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the purchased in process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using a discount rate of 35% for the purchased in process research and development projects.

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

i)  Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts of existing assets and liabilities recorded for financial reporting purposes and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is reflected in income tax expense in the period that includes the enactment date. Based upon the available evidence, which includes our recent operating performance and projections for the future near term performance, the Company recorded a valuation reserve against the remaining deferred tax assets on the books in 2003. The value of these tax benefits depends on future taxable profits, and the Company’s management believes it appropriate to fully reserve these assets until the company begins to utilize these tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

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

k)  Accounting for Stock Options

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant. Deferred compensation has been recorded as a component of stockholders’ equity and is being amortized, based on a graded vesting schedule, as provided by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and is charged to operations over the vesting period of options granted at less than fair market value. Amortization of deferred compensation was $84,000, $88,000 and $296,000 in 2003, 2002 and 2001, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$(56,610)	$(66,794)	$2,717
Add back: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	(76)	52	178
Subtract: Stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net income if the fair value based method had been applied to all awards	(12,953)	(8,788)	(6,414)

Pro forma net loss	$(69,639)	$(75,530)	$(3,875)

Earnings (loss) per share of common stock:
Basic and diluted:
As reported	$(1.48)	$(1.77)	$0.07
Pro forma	$(1.82)	$(2.01)	$(0.11)

l)  Comprehensive Income

The Company reports comprehensive income in its consolidated statement of stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three years ended December 31, 2003, net of taxes, unrealized gains on available-for-sale securities and cumulative foreign currency translation adjustments were the only items of other comprehensive income for the Company. The cumulative unrealized loss on available-for-sale securities as of December 31, 2003, was $1,000. The cumulative foreign currency translation gain as of December 31, 2003, was $402,000.

m)  Foreign Currency Translations

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

translated using the average exchange rates for the reporting period. The resulting translation adjustments are made directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings. The net foreign currency exchange gains (losses) were ($25,000) in 2003, $70,000 in 2002 and $4,000 in 2001.

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

o)  Recently Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting to their respective carrying values, was completed by June 30, 2002, and no impairment was indicated as of January 1, 2002. The Company is required to periodically assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model, which considers both a discounted future cash flow analysis and market capitalization data.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The issue addresses how to divide the arrangement into separate units of accounting consistent with the identified earnings process for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This issue was applicable for MetaSolv, Inc. in the third quarter of 2003 and did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets is incurred. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

time and changes in the estimated future cash flows underlying the obligation. The adoption of Statement 143 did not have a material effect on the Company’s financial statements.

In January 2003, and December 2003, the FASB issued and then revised Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. Certain provisions of this Interpretation were effective for the third quarter of 2003 and others will take effect January 1, 2004. FIN 46 will not have a material impact on the Company’s financial position or results of operations.

2)  Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2003 and 2002 (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,994	$—	$—	$2,994
Obligations of U.S. government agencies	16,000	—	1	15,999
Corporate and municipal bonds	5,000	—	—	5,000

Total marketable securities	$23,994	$—	$1	$23,993

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$12,970	$—	$—	$12,970
Obligations of U.S. government agencies	10,000	—	—	10,000
Corporate and municipal bonds	7,014	17	—	7,031

Total marketable securities	$29,984	$17	$—	$30,001

For the years ended December 31, 2003, 2002 and 2001, the Company’s proceeds from sales of available-for-sale marketable securities were $73,322,000, $78,638,000 and $79,245,000, respectively. There were no realized gains or losses from the sale of available-for-sale marketable securities as the Company generally holds such investments until maturity.

As of December 31, 2003, the contractual maturities of the Company’s marketable securities were as follows:

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 120 days	$2,994	$2,994

121 days to two years	21,000	20,999

Total marketable securities	$23,994	$23,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

3)  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Property and equipment at cost
Land	$3,671	$3,671
Computer equipment and software	17,888	14,805
Furniture and fixtures	4,432	4,115
Leasehold improvements	6,319	5,163
Telecommunications equipment	2,147	2,114
Construction in progress	—	53

	34,457	29,921
Less accumulated depreciation and amortization	(21,339)	(13,736)

Property and equipment, net	$13,118	$16,185

Approximately 20% of the Company’s net fixed assets are located in Canada, where a significant portion of its Global Customer Care and Research and Development operations are located.

4)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	December 31,
	2003	2002	2001
Current income tax expense (benefit):
Federal	$—	$(2,062)	$4,033
Foreign	690	711	(18)
State	—	(505)	652

	690	(1,856)	4,667

Deferred income tax expense (benefit):
Federal	12,193	(10,667)	(2,231)
State	1,513	(1,522)	(192)

	13,706	(12,189)	(2,423)

Total expense (benefit)	$14,396	$(14,045)	$2,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

During 2003, 2002 and 2001 income (loss) before income taxes included approximately ($12,551,000), $214,000 and $27,000, respectively, of non-U.S. income (loss). Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent in the years ended December 31, 2003, 2002 and 2001, as follows (in thousands):

	December 31,
	2003	2002	2001
Computed “expected” tax expense	$(14,872)	$(28,294)	$1,736
Expenses not deductible for tax purposes	39	133	175
State and local taxes, net of federal benefit	(989)	(2,658)	284
Goodwill and acquired in process research and development	912	2,231	1,029
Research and development tax credits	(2,025)	(1,899)	(1,189)
Valuation allowance	30,668	16,245	—
Other	663	197	209

Income tax expense (benefit)	$14,396	$(14,045)	$2,244

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$4,611	$4,078
Allowance for doubtful accounts	1,409	1,865
Research and development credit carryforward	6,966	4,941
Investment valuation differences	717	1,323
Asset basis and depreciation	1,336	298
Technology rights, goodwill and amortization	12,669	13,399
Net operating loss carryforward	22,977	7,479

Total deferred tax assets	$50,685	$33,383
Valuation allowance	(50,685)	(17,327)

Net deferred tax assets	$—	$16,056

Deferred taxes at December 31, 2003, include $3,772,000 of benefits obtained as a result of the 2003 acquisition, for which a full valuation allowance was provided. There was $1,149,000 of benefits obtained in the 2001 acquisition of which $67,000 was utilized in 2002 and $1,082,000 was utilized in 2003. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For financial reporting purposes, a valuation allowance exists at December 31, 2003 to offset deferred tax assets based upon the tax losses incurred during 2002 and 2003.

The Company has aggregate U.S. and non-U.S. tax loss carryforwards of approximately $37,000,000 and $19,000,000, which expire through the years 2023 and 2013, respectively. The Company has approximately $4,388,000 of U.S. research tax credit carryforwards that begin expiring in 2018 and $2,578,000 of non-U.S. research tax credits carryforwards that begin expiring in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

5)  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accrued royalties	$1,803	$1,828
Employee compensation	2,608	4,596
Income taxes payable	1,220	1,142
Sales tax payable	990	1,023
Restructuring expenses	8,653	7,213
Other expenses	7,351	6,978

	$22,625	$22,780

6)  Stock Option Plan and Employee Stock Purchase Plan

Stock Options: In August 1999, the Company adopted the MetaSolv, Inc. Long-Term Incentive Plan pursuant to which the Board of Directors may grant options to purchase company stock. The plan at its adoption authorized grants of options to purchase up to 9,320,000 shares of authorized but unissued common stock. The number of shares issuable under the plan increases by 5% of the Company’s outstanding common stock as of January 1 of each of the first five calendar years following adoption of the plan. Accordingly, as of January 1, 2004, the number of shares authorized under the plan was 18,520,161. At December 31, 2003, there were 2,235,902 additional shares available for grant under the plan.

Generally, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date.

The per share weighted-average fair value of stock options granted each year, estimated using the Black-Scholes option-pricing model with the indicated assumptions were as follows:

	2003	2002	2001
Weighted – average fair value of stock option	$1.25	$3.15	$7.02
Black-Scholes Assumptions:
Dividend rate	—	—	—
Average risk-free interest rate	3.27%	3.82%	4.20%
Average volatility	82%	118%	107%
Expected life in years	5.0	5.0	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance as of December 31, 2000	6,076,345	$9.14
Granted	3,588,950	8.91
Exercised	(975,586)	2.11
Forfeited	(1,271,240)	8.74

Balance as of December 31, 2001	7,418,469	10.02
Granted	4,081,383	3.85
Exercised	(148,820)	1.26
Forfeited	(1,406,271)	13.71

Balance as of December 31, 2002	9,944,761	7.02
Granted	2,539,660	1.54
Exercised	(51,574)	1.10
Forfeited	(1,590,711)	8.82

Balance as of December 31, 2003	10,842,136	5.50

At December 31, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.24 to $97.75 and 3.47 years, respectively. The following table presents information about outstanding stock options as of December 31, 2003:

		Weighted average		Options exercisable
Range of Exercise Prices	Number of options	Exercise price	Contractual life	Number of options	Weighted average exercise price
$ 0.24 – $ 1.33	2,724,441	$0.90	3.67	1,239,731	$0.38
1.34 – 2.40	2,227,370	1.84	4.10	796,270	1.74
2.54 – 5.84	2,369,786	4.25	4.24	1,327,048	4.12
5.85 – 9.88	2,787,452	8.08	2.52	1,315,437	8.31
11.51 – 97.75	733,087	28.00	1.90	521,404	29.96

Totals	10,842,136			5,199,890

At December 31, 2003, 2002 and 2001, 5,199,890, 3,365,402 and 1,832,618 options were exercisable at a weighted-average exercise price of $6.52, $7.55 and $6.48, respectively.

Stock Purchases: In August 1999, the Company adopted the MetaSolv, Inc. Employee Stock Purchase Plan. The plan was authorized to issue 600,000 shares of authorized and unissued common stock, and shares issuable under the plan increase annually during the first five years following adoption of the plan by 1% of the Company’s outstanding common stock. Accordingly, as of January 1, 2004, the number of shares authorized under the plan was 2,440,032. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. During 2003, there were 572,203 shares of common stock issued under the plan.

Restricted stock awards: During 2003, the Company granted restricted stock awards covering 18,178 shares of common stock to two directors under the Company’s Long Term Incentive Plan, as payment against an annual retainer and in lieu of cash, under the director’s normal compensation plan. These stock awards vest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

annually, with vesting accelerated in the event of a change in control. The market value of these stock awards at date of grant was $36,758 and is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of $17,100 related to restricted stock awards in 2003.

7)  Retirement and Savings Plans

The Company has various pension and savings plans under which employees are entitled to receive matching company contributions, subject to certain regulatory limitations. In 2003, 2002 and 2001, the Company made contributions of approximately $1,431,000, $1,438,000 and $618,000, respectively, to these plans.

8)  Commitments and Contingencies

Leases

The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,	Total minimum lease payments
2004	$5,233
2005	4,499
2006	4,401
2007	3,595
2008	2,812
Thereafter	5,536

$26,076

Rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to $5,446,000, $8,534,000 and $4,651,000, respectively.

Approximately $7,704,000 of these minimum future lease payments less approximately $4,132,000 for expected future sublease income, is for space that has been vacated, and has been accrued as a part of Restructuring and Other Costs.

The Company has a contractual sublease arrangement for some of the vacant space that will provide the Company with approximately $35,000 of sublease income in 2004.

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

9)  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$(56,610)	$(66,794)	$2,717

Denominator:
Denominator for basic earnings per share:
Weighted-average common shares outstanding	38,177	37,658	36,717
Effect of dilutive securities:
Employee stock options	—	—	2,890

Denominator for diluted earnings per share:
Weighted average common and common equivalent shares outstanding	38,177	37,658	39,607

Earnings (loss) per common share:
Basic	$(1.48)	$(1.77)	$0.07

Diluted	$(1.48)	$(1.77)	$0.07

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive consist of options to purchase 10,842,136 shares of common stock in 2003, 9,944,761 shares of common stock in 2002 and 1,458,055 shares of common stock in 2001.

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer and President. The CEO reviews financial information presented on a Company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: communications software and related services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

Revenue information regarding operations for different products and services is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenues:
Software license fees	$22,182	$30,880	$68,412
Professional services	17,674	20,357	17,937
Post-contract customer support	39,650	39,967	34,925

Total revenues	$79,506	$91,204	$121,274

Total revenue derived from non-U.S. locations was approximately $43,928,000, $34,839,000 and $26,922,000 in 2003, 2002 and 2001, respectively. Revenues in the United Kingdom accounted for approximately 21% of total 2003 revenues.

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. In 2003 and 2001, no single customer accounted for 10% or more of total revenues. In 2002, one customer accounted for 15% of total revenues and 36% of the accounts receivable balance at December 31, 2002.

11)  Acquisitions

Orchestream Holdings plc. In February 2003, the Company acquired London-based Orchestream Holdings plc, a recognized leader in Internet Protocol (IP) service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added an IP service activation product to the Company’s portfolio and technology partnerships in Europe. The Company paid £0.06 per share of Orchestream common stock, valuing the transaction at approximately £7,902,000 ($12,997,000). This acquisition became effective in February 2003 and, as of March 31, 2003, the Company had acquired 92% of Orchestream common stock. Effective April 25, 2003, the Company completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

The Company accounted for the acquisition using the purchase method of accounting, as required by SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The results of Orchestream have been included with those of the Company effective February 1, 2003.

The purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including customer relationships, contract rights, the core technology related to the products, and purchased in process research and development costs, partially offset by minority interests with the remainder being allocated to goodwill which will not be deductible for tax purposes. In addition, deferred taxes were recognized for the difference between the book and tax basis of certain intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

A summary of the allocation of the purchase price follows (in thousands):

Cash purchase price	$12,997
Transaction costs	1,148

$14,145

Allocation of the purchase price:
Tangible assets acquired	$6,088
Purchased in process research and development	1,781
Developed technology, including patents	3,700
Customer relationships	2,298
Contract rights	747
Deferred tax liabilities	(2,418)
Minority interest	(278)

Net identifiable assets acquired	11,918

Goodwill	2,227

$14,145

The $1,781,000 allocated to purchased in process research and development was charged to expense at the time of the acquisition. Under SFAS No. 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 13). The developed technology will be amortized over its useful life of three years; the customer relationships will be amortized over their useful life of five years; and the contract rights will be amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the twelve-month periods ended December 31, 2003 and 2002, as if the acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including intangible asset amortization, but does not include a charge for purchased in process research and development related to this acquisition (in thousands except for share data).

	Twelve Months Ended December 31,
	2003	2002
Revenues	$79,679	$102,402
Net loss	(58,523)	(106,628)
Basic and diluted loss per share	$(1.53)	$(2.83)
Basic and diluted shares outstanding	38,177	37,658

OSS Assets from Nortel Networks.    In February 2002, the Company completed the acquisition of certain OSS assets from Nortel Networks. With this acquisition, the Company extended its product portfolio by adding a leading carrier-class service activation product and several point solutions that allow communications service providers to efficiently manage and deliver differentiated services for Internet Protocol (IP), data, and wireless communications. As a result of the acquisition, the Company now offers a comprehensive suite of OSS solutions available for wireless, IP, data, and traditional networks and services. The purchase price was $35,000,000 in cash, plus the assumption of certain liabilities of the business.

The asset purchase agreement provided for the reduction of the cash purchase price by $3,000,000, which was used to cover the cost related to the issuance of stock options and retention bonuses to key employees. This cash payment was treated as a reduction of the purchase price. In addition, direct transaction costs were approximately $4,631,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

The Company accounted for the acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets.” The financial results of this acquisition have been included with those of the Company effective February 2, 2002.

The total purchase price was allocated to tangible assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The tangible assets were inventoried and evaluated by an independent third party, and do not differ materially from the net book value in the historical financial statements of Nortel Networks. Based on an evaluation by an independent third party, we allocated the excess of the purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets, including customer arrangements, the core technology related to the products, and in process research and development costs, with the remainder being allocated to goodwill which will be deductible for tax purposes over the next fifteen years. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

A summary of the allocation of the purchase price follows (in thousands):

Cash paid to Nortel Networks upon closing	$35,000
Less retention fund	(3,000)
Less cash for vacation liabilities assumed	(1,037)
Transaction costs	4,631

Total purchase price	$35,594

Allocation of the purchase price:
Tangible assets acquired	$3,761
Liabilities assumed	(11,948)

Net tangible assets acquired	(8,187)

Purchased in process research and development	4,060
Developed technology, including patents	12,236
Customer contracts	5,118

Net identifiable intangible assets acquired	21,414

Goodwill	22,367

Total purchase price	$35,594

The $4,060,000 allocated to purchased in process research and development costs was charged to expense upon closing. The developed technology is being amortized over its useful life of two years and the customer contracts are being amortized over their useful life of three years.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for years ended December 31, 2002 and 2001, as if the February 2002 acquisition had occurred at the beginning of the respective periods. The table includes the impact of certain adjustments, including the adjustment of interest income, intangible asset amortization, and the Company’s income tax benefit, but does not include a charge for purchased in process research and development (in thousands, except per share data):

	Year Ended December 31,
	2002	2001
Revenues	$93,151	$187,101
Net loss	$(69,138)	$(31,062)
Basic and diluted loss per share	$(1.84)	$(0.85)
Basic and diluted shares outstanding	37,658	36,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

Lat45 Information Systems Inc.    In July 2001, the Company, through its wholly owned subsidiary MetaSolv Canada Holdings Inc., acquired all of the outstanding shares of capital stock of Montreal based Lat45 Information Systems Inc., a developer of geospatial software for planning, design and management of communications networks. The aggregate purchase price consisted of $6,195,000 in cash (excluding acquisition costs of $600,000) and 366,666 exchangeable shares of MetaSolv Canada Holdings Inc. valued at $2,805,000. Each of these shares was exchangeable for one share of MetaSolv, Inc. common stock.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lat45 Information Systems Inc. have been included in the Company’s consolidated financial statements since July 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $6,375,000 was allocated to goodwill. Approximately $6,032,000 was allocated to intangible assets, primarily technology rights, to be amortized over a three-year period. Amortization of acquired intangible assets was computed using the greater of straight-line over the estimated useful life of the asset or the ratio that current gross revenues for those assets bears to the total current and anticipated future gross revenues related to those assets. The estimated useful life of these assets range from nine months to thirty-six months. Approximately $2,940,000 was allocated to purchase in process research and development. The purchased in process research and development cost was charged to results of operations in the third quarter of 2001. Net obligations assumed upon acquisition were $5,683,000.

In the third quarter of 2002, the Company discontinued the production of the MetaSolv Network and Service Planning product, acquired in the acquisition of LAT45, and wrote off the balance of intangible assets of approximately $3,600,000 related to this product.

12)  Restructuring and Other Costs

In 2003, the Company continued to restructure its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in pre-tax charges of $8,558,000 (net of recapture of approximately $300,000 of previous severance accruals that were not needed) and the elimination of approximately 135 positions. These charges consisted of $4,369,000 for severance payments, $4,778,000 for lease commitments on office space that has been vacated, and a non-recurring adjustment to prepaid royalties of $815,000, partially offset by a reduction in accrued liabilities of approximately $1,404,000 related to adjustments of liabilities assumed in the Company’s acquisitions.

In 2002, the Company recorded pre-tax restructuring charges of $12,126,000. These charges consisted of $5,064,000 for a reduction in force of approximately 190 positions, $5,801,000 for lease commitments on office space that has been vacated, and approximately $2,265,000 of related asset write-downs, partially offset by $1,004,000 non recurring adjustments to accrued royalties.

In 2001, the Company recorded a pre-tax restructuring charge of $3,142,000. The charge consisted of $1,970,000 for a reduction in force of approximately 100 positions, and approximately $1,172,000 for lease commitments for certain field offices being closed and related fixed asset write-downs.

At December 31, 2003, $8,653,000 is included in accrued liabilities, which represents the remaining severance related payments of $1,427,000 and exit costs of $7,226,000 which include future minimum lease commitments, which expire through 2010, net of $4,130,000 expected future sublease income. The severance payments are expected to be completed by year-end 2004 and the lease payments will continue through 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Cost	Other	Total
Balance at December 31, 2001	$—	$1,006	$—	$1,006
Restructuring charges and other	5,064	8,066	(1,004)	12,126
Amounts utilized in 2002	(3,567)	(3,356)	1,004	(5,919)

Balance at December 31, 2002	$1,497	$5,716	$—	$7,213
Restructuring charges and other	4,369	4,778	(589)	8,558
Amounts utilized in 2003	(4,439)	(3,268)	589	(7,118)

Balance at December 31, 2003	$1,427	$7,226	$—	$8,653

13)  Impairment of Goodwill and Intangible Assets

The Company is required to assess the value of goodwill under the provisions of SFAS No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

During 2002, the market capitalization of the Company fell to a level below its book value. The decline in the market capitalization indicated that a potential reduction in the value of goodwill existed; therefore, management performed an interim valuation based on estimated future cash flows as of July 31, 2002. This valuation indicated that an impairment of goodwill existed. Accordingly, the Company recorded a charge of $28,742,000 to eliminate the goodwill.

The market capitalization of the Company remained at a level below its book value in the first quarter of 2003. This prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, the Company eliminated the goodwill and recorded a charge of $2,227,000 at the time of the Orchestream acquisition.

The changes in the carrying value of goodwill for the two years ended December 31, 2003, are as follows (in thousands):

Balance at of December 31, 2001	$6,375
Purchase of assets from Nortel Networks	22,367
Impairment charge	(28,742)

Balance at December 31, 2002	$—
Purchase of Orchestream	2,227
Impairment charge	(2,227)

Balance at December 31, 2003	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2003, 2002 and 2001

The following is a summary of intangible assets at December 31, 2003 and 2002 (in thousands):

	2003
	Gross Carrying Cost	Accumulated Amortization	Net	Wt Avg Amort Period
Developed technology	$12,290	$9,503	$2,787	23 Months
Customer contracts	5,740	3,940	1,800	35 Months
Customer relationship	2,298	412	1,886	60 Months

Total intangible assets	$20,328	$13,855	$6,473	29 Months

	2002
	Gross Carrying Cost	Accumulated Amortization	Net	Wt Avg Amort Period
Developed technology	$8,580	$5,827	$2,753	19 Months
Customer contracts	4,913	1,539	3,374	36 Months

Total intangible assets	$13,493	$7,366	$6,127	24 Months

During 2002, the Company reassessed the value of intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7,178,000. This charge is included in the Amortization and Impairment of Intangible Assets line of the Consolidated Statements of Operations.

Amortization expense related to intangible assets was approximately $6,483,000, $8,659,000 and $1,417,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense related to intangible assets subject to amortization at December 31, 2003 will be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2004	$3,685
2005	1,693
2006	587
2007	460
2008	48

$6,473

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$3,825	$1,542	—	$2,040	$3,327
Year ended December 31, 2002	$3,171	$3,692	—	$3,038	$3,825
Year ended December 31, 2001	$5,200	$8,638	—	$10,667	$3,171

Valuation allowance for deferred tax assets:
Year ended December 31, 2003	$17,327	$30,668	$3,772	$1,082	$50,685
Year ended December 31, 2002	$1,149	$16,245	$—	$67	$17,327
Year ended December 31, 2001	$—	$—	$1,149	$—	$1,149

The additions to the valuation allowance for deferred tax assets charged to other accounts in 2003 and 2001 were related to the Company’s acquisitions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company required to be included in our periodic SEC reports.

Changes in Internal Controls.    There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning Directors of the Company required by Item 401 and Item 405 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading “Executive Officers.”

The information required by Item 406 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement under the heading “Code of Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement under the headings “Directors Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Management Compensation,” and “Stock Performance Graph,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2003, regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	10,842,136	$5.50	2,235,902

Equity compensation plans not approved by security holders	—	—	—

	10,842,136	$5.50	2,235,902

The information required by Item 403 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K and Section 202 of Sarbanes-Oxley will be contained in the Company’s 2004 Proxy Statement under the headings “Independent Public Accountants” and “Fees Paid to Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements, notes and independent auditors’ report described in Item 8, to which reference is hereby made.

(2)	Financial Statement Schedule. The financial statement schedule described in Item 8, to which reference is hereby made.

(3)	Exhibits. The following exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv Software, Inc., MS Merger, Inc., and the Registrant. Incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

2.2	Asset Purchase Agreement dated January 21, 2002, by and among Nortel Networks Limited, as vendor, MetaSolv Software, Inc. as purchaser, and the Registrant as guarantor. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 15, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2	Specimen Certificate of the Registrant’s common stock. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

Exhibit No.	Description

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.8	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333— 86937.

4.9	Indemnification Agreement dated July 3, 2002, between MetaSolv, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

10.1	1992 Stock Option Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.2	Long-Term Incentive Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.3	Employee Stock Purchase Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on form S-1 filed on September 10, 1999, registration number 333-86937.

10.4	Mutual Release between the Registrant and Michael J. Watters dated November 20, 1998. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.5	Commercial Lease Agreement between the Registrant and Crown Invest I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.6	Commercial Lease Agreement between the Registrant and William R. Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.7	Consent to Assignment of lease dated February 1, 202 by and between Architel Systems Corporation, MetaSolv Software Canada Inc. and First Real Properties Limited, and associated Lease Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

10.8	Indemnity Agreement dated February 1, 2002 by and between First Real Properties Limited and MetaSolv Software, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002,

10.9	Sublease dated June 4, 2002 between Zarlink Semiconductor Inc. and MetaSolv Software Canada, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.10	Consent to Sublease Agreement dated June 4, 2002 among Mitel Research Park Corporation, Zarlink Semiconductor Inc. and MetaSolv Software Canada Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.11	Indemnity Agreement dated June 4, 2002 by MetaSolv, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

Exhibit No.	Description

10.12	Master Software License and Service Agreement entered into between Registrant and Qwest Communications Corporation, dated May 30, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.13	Master Software License and Services Agreement entered into between Registrant and Allegiance Telecom, Inc., dated December 19, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.14	Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc. adopted as a special resolution by its sole shareholder on July 20, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.15	Share Purchase Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., Lat45 Information Systems Inc., each of the shareholders of Lat45 Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.16	Exchange Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of Lat45 Information Systems Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.17	Registration Rights Agreement dated July 20, 2001, by and among the Registrant, each of the shareholders of Lat45 Information Systems Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.18	Amendment No. 1 to the Registration Rights Agreement dated August 3, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.19	Amendment No. 2 to the Registration Rights Agreement dated August 10, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.20	Amendment No. 1 to the Share Purchase Agreement dated August 20, 2001, by and between MetaSolv Canada Holdings Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.21	Amendment No. 3 to the Registration Rights Agreement dated November 16, 2001, by and between the Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.22	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Michael J. Cullen. Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.23	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Glenn A. Etherington. Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

*10.24	Employment Agreement dated as of July 28, 2003, by and between MetaSolv Software, Inc. and T. Curtis Holmes, Jr.

Exhibit No.	Description

10.25	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Jonathan K. Hustis. Incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.26	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Sam L. Kelley. Incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.27	Employment Agreement dated as of July 3, 2002, by and between MetaSolv Software, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

10.28	Amendment to Employment Agreement dated February 13, 2003 by and between MetaSolv Software, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.29	First Amendment to MetaSolv, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on March 11, 2003.

*21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP, independent auditors.

*31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) (i)	Current Report on Form 8-K of MetaSolv, Inc. dated October 15, 2003, reporting the filing of a press release.
(ii)	Current Report Form on 8-K of MetaSolv, Inc. dated October 30, 2003, reporting the filing of a press release and including third quarter financial results and related financial statements announced on October 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

METASOLV, INC.

Dated: March 10, 2004	By:	/s/ T. CURTIS HOLMES, JR.
T. Curtis Holmes, Jr. President and Chief Executive Officer

By:	/s/ GLENN A. ETHERINGTON
Glenn A. Etherington Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. Janicki James P. Janicki	Chairman of the Board	March 10, 2004

/s/ T. Curtis Holmes, Jr. T. Curtis Holmes, Jr.	President, Chief Executive Officer and Director	March 10, 2004

/s/ John W. White John W. White	Director	March 10, 2004

/s/ Laurence J. Bouman Laurence J. Bouman	Director	March 10, 2004

/s/ Royce J. Holland Royce J. Holland	Director	March 10, 2004

/s/ John E. Berndt John E. Berndt	Director	March 10, 2004

/s/ Terry L. Scott Terry L. Scott	Director	March 10, 2004