Form 10-Q
period 2004-03-31
METASOLV INC
filed 2004-05-03
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, there were 39,127,865 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,426	$17,870
Marketable securities	19,304	23,993
Trade accounts receivable, less allowance for doubtful accounts of $3,336 in 2004 and $3,327 in 2003	13,503	11,330
Unbilled receivables	1,728	1,622
Prepaid expenses	3,048	2,307
Other current assets	1,579	1,493

Total current assets	56,588	58,615
Property and equipment, net	11,955	13,118
Intangible assets	5,409	6,473
Other assets	1,298	1,238

Total assets	$75,250	$79,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,855	$4,748
Accrued expenses	23,543	22,625
Deferred revenue	9,270	8,374

Total current liabilities	37,668	35,747

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 39,127,865 in 2004, and 38,576,708 in 2003	196	193
Additional paid-in capital	146,246	145,260
Deferred compensation	(476)	(18)
Accumulated other comprehensive income	177	401
Accumulated deficit	(108,561)	(102,139)

Total stockholders’ equity	37,582	43,697

Total liabilities and stockholders’ equity	$75,250	$79,444

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues:
License	$5,906	$7,576
Service	13,659	13,549

Total revenues	19,565	21,125

Cost of revenues:
License	173	534
Service	7,133	8,291
Amortization of intangible assets	1,064	1,613

Total cost of revenues	8,370	10,438

Gross profit	11,195	10,687

Operating expenses:
Research and development	7,040	7,826
Sales and marketing	5,708	6,118
General and administrative	2,760	4,450
Restructuring and other costs	2,148	1,327
In-process research and development write-off	—	1,640
Goodwill impairment	—	2,227

Total operating expenses	17,656	23,588

Loss from operations	(6,461)	(12,901)
Interest and other income, net	138	302
Gain on investments	15	32

Loss before taxes	(6,308)	(12,567)
Income tax expense (benefit)	114	(2,479)
Minority interest	—	236

Net loss	$(6,422)	$(9,852)

Basic and diluted loss per common share	$(0.17)	$(0.26)

Basic and diluted weighted average shares outstanding	38,758	37,940

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,422)	$(9,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	2,227
Amortization of intangible assets	1,064	1,613
Depreciation and amortization	1,411	1,528
Stock compensation	92	(127)
Provision for bad debts	100	487
Loss on asset disposal	21	—
Deferred tax benefit	—	(2,619)
Minority interest	—	(236)
Gain on investments	(15)	(32)
In-process research and development write-off	—	1,640
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable, net	(2,073)	2,982
Unbilled receivables	(106)	(1,253)
Other assets	(1,142)	(1,341)
Accounts payable and accrued expenses	554	(6,222)
Deferred revenue	864	920

Net cash used in operating activities	(5,652)	(10,285)

Cash flows from investing activities:
Purchases of property and equipment	(198)	(55)
Purchases of marketable securities	(14,507)	(21,099)
Proceeds from sale of marketable securities	19,164	23,089
Proceeds from sale of investments	15	174
Decrease in restricted cash	—	11,972
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	—	(3,093)

Net cash provided by investing activities	4,474	10,988

Cash flows from financing activities:
Proceeds from common stock transactions	439	—

Net cash provided by financing activities	439	—

Effect of exchange rate changes on cash	295	386

Increase (decrease) in cash and cash equivalents	(444)	1,089
Cash and cash equivalents, beginning of period	17,870	28,113

Cash and cash equivalents, end of period	$17,426	$29,202

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three-month periods ended March 31, 2004 and 2003, net of taxes, unrealized gains on available-for-sale securities and foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31
	2004	2003
Net loss	$(6,422)	$(9,852)
Unrealized gains (losses) on marketable securities	4	(6)
Foreign currency translation adjustments	(228)	(57)

Total comprehensive loss	$(6,646)	$(9,915)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31
	2004	2003
Net loss	$(6,422)	$(9,852)
Less stock-based employee compensation expense in reported net loss, net of related tax effects	(92)	76
Plus total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,169)	(1,640)

Pro forma net loss	$(9,499)	$(11,568)

Basic and diluted loss per share of common stock:
As reported	$(0.17)	$(0.26)
Pro forma	$(0.25)	$(0.30)

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

3) Earnings Per Share

Securities that were not included in the computation of diluted earnings per share for the three-month period ending March 31, 2004, because their effect was antidilutive, were options to purchase 12,251,553 shares of common stock and 190,549 shares of non-vested restricted common stock. Securities that were not included in the computation of diluted earnings per share for the three-month period ending March 31, 2003, because their effect was antidilutive, were options to purchase 11,261,799 shares of common stock.

4) Acquisitions

In February 2003, the Company acquired London-based Orchestream Holdings plc, a recognized leader in Internet Protocol (IP) service activation software solutions for wire line and mobile carriers. The Orchestream acquisition added an IP service activation product to the Company’s portfolio and technology partnerships in Europe. The Company paid £0.06 per share of Orchestream common stock, valuing the transaction at approximately £7.9 million ($13.0 million). This acquisition became effective on February 1, 2003, and, as of March 31, 2003, the Company had acquired 92% of Orchestream common stock. Effective April 25, 2003, the Company completed the acquisition of the remaining shares and Orchestream became a wholly owned subsidiary.

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

$14,145

The $1.8 million allocated to in-process research and development was charged to expense with $1.6 million recognized in the first quarter of 2003. Under SFAS No. 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 7). The developed technology is being amortized over its useful life of three years; the customer relationships are being amortized over their useful life of five years; and the contract rights were amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the three-month period ended March 31, 2003, as if the acquisition had occurred at the beginning of the period (in thousands except for share data):

Three Months Ended March 31, 2003
Revenues	$21,298
Net Loss	(13,009)
Basic and diluted loss per share	$(0.34)
Basic and diluted shares outstanding	37,940

5) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended March 31
	2004	2003
Software license fees	$5,906	$7,576
Professional services	3,846	4,094
Post-contract customer support	9,813	9,456

Total revenues	$19,565	$21,125

6) Restructuring and Other Costs

During the three months ended March 31, 2004, the Company reduced its workforce to align costs with expected market conditions, and to continue to integrate and rationalize the operations of previous acquisitions with those of the Company. These actions resulted in charges of $2.1 million and the elimination of 64 positions. These severance payments are expected to be completed by September 30, 2004.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2003	$1,427	$7,226	$8,653
Restructuring charges	2,148	—	2,148
Amounts utilized	(1,790)	(677)	(2,467)

Balance at March 31, 2004	$1,785	$6,549	$8,334

During the quarter ended March 31, 2003, the Company recorded a pre-tax restructuring charge of $1.3 million for reduction in force of 55 positions. This restructuring program was implemented to align costs with expected market conditions. The expenditures related to this restructuring program were completed in 2003.

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

The following is a summary of intangible assets at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(10,003)	$2,287	23 Months
Customer contracts	5,740	(4,389)	1,351	35 Months
Customer relationships	2,298	(527)	1,771	60 Months

Total intangible assets	$20,328	$(14,919)	$5,409

	December 31, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(9,503)	$2,787	23 Months
Customer contracts	5,740	(3,940)	1,800	35 Months
Customer relationships	2,298	(412)	1,886	60 Months

Total intangible assets	$20,328	$(13,855)	$6,473

Amortization expense related to intangible assets was approximately $1,064,000 and $1,613,000 for the three months ended March 31, 2004 and 2003, respectively.

Amortization expense related to intangible assets subject to amortization at March 31, 2004, is projected as follows for the next five years (in thousands):

For the remaining nine months:	2004	$2,621
For years:	2005	$1,693
	2006	$587
	2007	$460
	2008	$48

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

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of operations support systems (OSS) software solutions that help communications service providers manage their networks and services. Our network resource management and service activation products automate service providers’ business processes across network planning and engineering, operations and customer care. Our customers successfully use our products to introduce new services more easily, reduce service delivery times, reduce operating expenses, and optimize return on capital expenditures. All of our revenues come from the sale of software licenses, related professional services, and support of our software.

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers connect local telephone service networks with long distance service networks. By 1999, the year of our introduction as a publicly held company, we had become a leading provider of order processing, management and fulfillment software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies. The turndown of the communications market in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings, plc (2003). These acquisitions also provided us with a significant worldwide expansion of our customer base, operational capabilities and staff of skilled, experienced employees. Today we have offices in 10 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

The environment for marketing OSS software solutions to communications service providers remains challenging, after the precipitous downturn in the communications industry that began in late 2000 and accelerated during 2001. Our acquisitions of new products, customers, personnel, and sales territories have been key factors that resulted in significant increases in our operating costs as a percentage of revenue when revenues from certain products were declining during 2002 and 2003. The difficult market environment along with these acquisitions necessitated that we rationalize our product offerings and reduce staffing levels in order to realize expected cost synergies and to bring our cost structure to a sustainable level.

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

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management and activation position us well to provide end to end service fulfillment capabilities to both leading and emerging communications service providers around the world.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This requires management to make judgments, assumptions and estimates that affect significantly the amounts reported in the financial statements and accompanying notes. For example, estimates are used in the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of deferred tax assets and other special charges. Actual results may differ from these estimates.

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

We generally recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98-9 (Software Revenue Recognition, With Respect to Certain Transactions), deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

Our software products are priced to be competitive in our target market segments, which include large facility-based incumbent service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customer’s usage as measured by the number of users of our product, the number of our customer’s subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers’ usage of our product exceeds earlier license limits. Annual maintenance and support contracts are generally priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

Service revenues consist principally of software implementations, upgrades and configurations, and customer training, as well as software maintenance agreements that include both customer support and the right to product updates. We use our own employees and subcontract with system integrator partners to provide consulting services to our customers. The majority of our service contracts are priced on an hourly basis. We also offer fixed-price consulting packages, primarily for repeatable solutions.

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

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the telecommunication industry and its potential impact on our business. As a result of these analyses, we have reserved 100% of our deferred tax assets as of March 31, 2004.

We evaluate our long-lived assets, including acquired intangibles, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of any assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in process research and development write-offs, stock compensation expenses, and restructuring costs. In accordance with applicable regulations, when we disclose pro forma financial information, such disclosure is accompanied by (i) a comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America and (ii) a reconciliation of the differences between the pro forma financial information and the comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information that conforms to accounting principles generally accepted in the United States of America that accompanies the pro forma financial information and that is included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

ACQUISITIONS

Orchestream. In 2003, we acquired all of the outstanding shares of Orchestream Holdings plc, a UK headquartered company whose core product is Service Activator. With this acquisition, we expanded our OSS product suite with market-leading software that automates fulfillment and simplifies management and configuration of complex internet protocol virtual private networks (IP VPNs). This acquisition strengthened our globalization, mobile and IP efforts by adding key customers and expanding our European presence. The Orchestream Service Activator product complements our OSS assets previously acquired from Nortel Networks, and allowed us to further penetrate mobile and fixed-line carriers with a comprehensive capability for managing complex IP VPNs. We acquired Orchestream for approximately £7.9 million ($13.0 million). Our financial results include revenues and costs of Orchestream since February 1, 2003.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended March 31,
	2004	2003
Revenues:
License	30%	36%
Service	70%	64%

Total revenues	100%	100%

Cost of revenues:
License	1%	3%
Service	36%	39%
Amortization of intangible assets	5%	8%

Total cost of revenues	43%	49%

Gross profit	57%	51%

Operating expenses:
Research and development	36%	37%
Sales and marketing	29%	29%
General and administrative	14%	21%
In process research and development write-off	0%	8%
Restructuring and other costs	11%	6%
Goodwill impairment	0%	11%

Total operating expenses	90%	112%

Loss from operations	(33)%	(61%)
Interest and other income, net	1%	1%

Loss before taxes	(32)%	(59)%
Income tax expense (benefit)	1%	(12)%

Net loss	(33)%	(47)%

Revenues

Total revenues in the first quarter of 2004 were $19.6 million, a 7% decrease from $21.1 million in the first quarter of 2003. The decrease in revenues between these periods primarily resulted from a decline in software licenses transactions, while services revenues increased slightly.

License Fees. License revenues in the first quarter of 2004 were $5.9 million, compared to $7.6 million in the first quarter of 2003. This 22% decline in license revenues resulted from the absence of a sale of a magnitude similar to a single $4.4 million license sale earned in the first quarter of 2003.

Services. Services revenues increased slightly to $13.7 million in the first quarter of 2004, from $13.5 million in the first quarter of 2003. This includes a 4% increase in maintenance revenues and an offsetting decline in consulting and education revenues.

Consulting and education service revenues decreased 6% to $3.8 million in the first quarter of 2004 from $4.1 million in the first quarter of 2003. This decrease in consulting and education revenues resulted from smaller consulting projects and more competitive pricing of services.

Post-contract customer support, or maintenance revenues, increased 4% to $9.8 million in the first quarter of 2004, from $9.5 million in the first quarter of 2003. This increase in maintenance revenues was primarily due to an overall high customer retention, and growth in maintenance revenues from service activation products.

Concentration of Revenues. As of March 31, 2004, our active customer list includes more than 180 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest service providers. During the first quarter of 2004, our top ten customers represented approximately 50% of our total revenue with the largest customer representing approximately 12% of total revenue. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During first quarter of 2004, we recognized $12.6 million in revenues from customers outside the United States compared to $11.0 million in the first quarter of 2003, representing 64% and 52% of revenues in each period, respectively. Our international revenues increased in Asia, Latin America and Canada.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products. License cost of revenues was $0.2 million in the first quarter of 2004 and $0.5 million in the first quarter of 2003, representing 3% and 7% of license revenues in each period, respectively. This decrease in license cost of revenues as a percentage of license revenues was primarily due to the mix of our products sold in each period. Royalties on individual license products range from zero to approximately 30% of revenue.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Service Cost. Service cost of revenues consists of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service cost of revenues was $7.1 million in the first quarter of 2004, down from $8.3 million in the first quarter of 2003, representing 52% and 61% of service revenues in each period, respectively. This decrease in service cost of revenues was due to lower staffing related to consulting services, partially offset by increases in customer support costs.

Amortization of Intangible Assets. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The original estimated useful lives of these assets range from nine months to sixty months.

In the first quarter of 2004, cost of revenues included $1.1 million in amortization of intangible assets, a decrease of 34% from $1.6 million in the first quarter of 2003. The decrease in amortization expense between 2004 and 2003 is due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the first quarter of 2004, research and development expenses decreased 10% to $7.0 million from $7.8 million in the first quarter of 2003, representing 36% and 37% of total revenues in each period, respectively. This decrease in research and development expense between these periods was primarily due to a 15% reduction in research and development staffing, while outsourced development expense was similar in the two periods.

During first quarter of 2004, our research and development investments were focused on our core competencies of network research management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration between MetaSolv products with other business systems, and to further automate our customers’ business processes to lower their overall cost of doing business. During the past year we have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources.

Our remaining research and development resources will continue to focus on enhancing our integrated, modular suite of products to address emerging communication technologies. The modular structure of our products allows communication service providers to implement product functionality in phases, depending on their needs, to realize near-term value and to maximize opportunities for longer-term benefits from an integrated OSS system.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows, and other related expenses required to sell our software.

In the first quarter of 2004, sales and marketing expenses decreased 7% to $5.7 million from $6.1 million in the first quarter of 2003, representing 29% of revenue in both periods. The decrease in sales and marketing expense in 2004 compared to 2003, was primarily due to 32% lower staffing, partially offset by higher commission expense. The staffing reductions were due to integration of the acquired businesses and the alignment of resources with expected market conditions. We will invest in sales and marketing resources, where necessary, in order to expand our direct and indirect sales and marketing channels, and to achieve additional revenues.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in the first quarter of 2004 decreased 38% to $2.8 million, compared to $4.5 million in the first quarter of 2003, representing 14% and 21% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to 31% lower staffing in administrative functions, lower provisions for bad debts, and facilities consolidations.

In-Process Research and Development Write-Off. In the first quarter of 2003, we recorded pre-tax in-process research and development (IPR&D) charges of $1.6 million in connection with our acquisition of Orchestream. The in-process projects consisted primarily of upgrades to existing products. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various IPR&D projects.

There were no IPR&D charges during the first quarter of 2004.

Restructuring and other Costs. During the first quarter of 2004, we reduced our workforce to align costs with expected market conditions. These actions consisted of $2.1 million for a reduction of 64 positions. The estimated annualized cost savings from these reductions is approximately $7 million. The severance payments are expected to be completed by September 30, 2004.

Restructuring and other costs during the first quarter of 2003 totaled $1.3 million for costs associated with the elimination of 55 staff positions.

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

At the end of the first quarter of 2003, our market capitalization remained at a level well below our book value, and therefore the prolonged decline in our market capitalization indicated capitalization of goodwill as a result of the Orchestream Holdings plc acquisition was not warranted. Accordingly, we eliminated the goodwill and recorded a charge of $2.2 million in the first quarter of 2003.

Interest and Other Income, Net

In the first quarter of 2004, interest and other income, net, primarily consisting of interest income and interest expense, was $0.1 million, compared to $0.3 million in 2003. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income and a decline in the yields on our investments.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.1 million in the first quarter of 2004 and a tax benefit of $2.5 million in 2003. The tax expense in first quarter of 2004 was primarily international withholding taxes. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, we are continuing to fully reserve our deferred tax assets which we started reserving in the second quarter of 2003, after having recorded a benefit of $2.5 million in the first quarter of 2003. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

Liquidity and Capital Resources

At March 31, 2004, our primary sources of liquidity were cash and cash equivalents, and marketable securities, totaling $36.7 million and representing 49% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $5.1 million during the three-month period ended March 31, 2004, from a balance of $41.9 million at December 31, 2003.

Cash used in operating activities during the three months ended March 31, 2004, was $5.7 million, comprised of our $6.4 million net loss adjusted for non-cash items such as amortization of intangibles, depreciation expense and non-cash changes in working capital.

Net cash generated by investing activities was $4.5 million for the first three months of 2004, comprised primarily of a net sale of $4.7 million of marketable securities less $0.2 million of capital expenditures for operating equipment and facilities improvement.

We have no unusual capital commitments at March 31, 2004, and our principal commitments consist of obligations under operating leases.

We believe that our cash flows generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. From time to time, we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to complete an acquisition or otherwise meet our business objectives, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Pronouncements

There were no new accounting pronouncements in the first quarter of 2004 that would have a material impact on our financial results.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in certain quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order processing, management and fulfillment software, activation, network mediation, and service assurance software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The timing of software maintenance agreement renewals and related payments, which could impact our ability to recognize a portion of maintenance support revenues in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs of operating the business;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable from very large product licenses;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance;

•	The occasional sale of large pass-through licenses or sublicenses for software provided by third parties, where we may incur a substantial license fee that decreases margins on license revenues for the period; and

•	Changes in service and license revenues as a percentage of total revenues, as license revenues typically have higher gross margin than service revenues.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the first quarter of 2004, one customer accounted for 12% of total revenue and our top ten customers accounted for 50% of total revenues. During 2003, our top ten customers accounted for 44% of our total revenues. To the extent that any major customer terminates its relationship with us, our revenues could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles and problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communications industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements of a locally domiciled business entity; and

•	Regional variations in adoption and growth of new technologies served by our products.

WE HAVE ACQUIRED OTHER BUSINESSES AND WE MAY MAKE ADDITIONAL ACQUISITIONS OR ENGAGE IN JOINT BUSINESS VENTURES THAT COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In February 2002, we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio and in February 2003 we completed the acquisition of Orchestream Holdings plc, a manufacturer of IP network management software located in the United Kingdom. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At March 31, 2004, the weighted average pre-tax interest rate on the investment portfolio was approximately 1.4%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position.

(b) Foreign Currency

We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. Our operating expenses in Europe are primarily in the local currency, which serves to mitigate some of our exposure to the Euro and British Sterling. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. During the quarter ended March 31, 2004, there was a weakening in the U.S. dollar against the British Sterling, that when combined with our balance sheet exposure, contributed to a decrease in equity of approximately $228,000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(i)	Current report on Form 8-K of MetaSolv, Inc. dated February 11, 2004, reporting the filing of a press release including fourth quarter 2003 financial results and related financial statements.

(ii)	Current report on Form 8-K of MetaSolv, Inc. dated April 28, 2004, reporting the filing of a press release including first quarter 2004 financial results and related financial statements.

(iii)	Current report on Form 8-K of MetaSolv, Inc. dated April 28, 2004, reporting the filing of a press release announcing changes in the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2004

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant