Form 10-Q
period 2004-06-30
METASOLV INC
filed 2004-07-30
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, there were 40,555,289 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,001	$17,870
Marketable securities	26,352	23,993
Trade accounts receivable, less allowance for doubtful accounts of $3,015 in 2004 and $3,327 in 2003	14,778	11,330
Unbilled receivables	1,162	1,622
Prepaid expenses	2,668	2,307
Other current assets	1,029	1,493

Total current assets	52,990	58,615

Property and equipment, net	11,258	13,118
Intangible assets	4,560	6,473
Other assets	1,233	1,238

Total assets	$70,041	$79,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,429	$4,748
Accrued expenses	22,116	22,625
Deferred revenue	8,973	8,374

Total current liabilities	35,518	35,747

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 40,555,289 in 2004, and 38,576,708 in 2003	203	193
Additional paid-in capital	148,160	145,260
Deferred compensation	(394)	(18)
Accumulated other comprehensive income (loss)	(136)	401
Accumulated deficit	(113,310)	(102,139)

Total stockholders’ equity	34,523	43,697

Total liabilities and stockholders’ equity	$70,041	$79,444

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
License	$5,916	$6,867	$11,822	$14,443
Service	13,986	14,966	27,645	28,515

Total revenues	19,902	21,833	39,467	42,958

Cost of revenues:
License	194	348	367	882
Service	6,678	8,445	13,811	16,736
Amortization of intangible assets	850	1,683	1,914	3,296

Total cost of revenues	7,722	10,476	16,092	20,914

Gross profit	12,180	11,357	23,375	22,044

Operating expenses:
Research and development	5,769	8,477	12,809	16,303
Sales and marketing	5,782	7,217	11,490	13,335
General and administrative	2,666	3,554	5,426	8,004
Restructuring and other costs	2,748	1,658	4,896	2,985
In-process research and development write-off	—	141	—	1,781
Goodwill impairment	—	—	—	2,227

Total operating expenses	16,965	21,047	34,621	44,635

Loss from operations	(4,785)	(9,690)	(11,246)	(22,591)
Interest and other income, net	276	300	414	602
Gain on investments	—	—	15	32

Loss before taxes	(4,509)	(9,390)	(10,817)	(21,957)
Income tax expense (benefit)	239	58	353	(2,421)
Minority interest	—	42	—	278

Net loss	$(4,748)	$(9,406)	$(11,170)	$(19,258)

Basic and diluted loss per common share	$(0.12)	$(0.25)	$(0.29)	$(0.51)

Basic and diluted weighted average shares outstanding	39,460	38,105	39,192	38,022

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,170)	$(19,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	2,227
Amortization of intangible assets	1,914	3,296
Depreciation and amortization	2,645	3,203
Stock compensation	1,046	(118)
Provision for bad debts	192	854
Loss on asset disposal	188	4
Deferred tax benefit	—	(2,619)
Minority interest	—	(278)
Gain on investments	(15)	(32)
In-process research and development write-off	—	1,781
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable	(3,508)	930
Unbilled receivables	460	(359)
Other assets	(149)	1,448
Accounts payable and accrued expenses	(1,012)	(7,987)
Deferred revenue	573	(305)

Net cash used in operating activities	(8,836)	(17,213)

Cash flows from investing activities:
Purchases of property and equipment	(1,181)	(852)
Proceeds from sale of assets	64	6
Purchases of marketable securities	(29,705)	(42,158)
Proceeds from sale of marketable securities	27,183	40,182
Proceeds from sale of investments	15	174
Decrease in restricted cash	—	12,999
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	—	(3,595)

Net cash provided by (used in) investing activities	(3,624)	6,756

Cash flows from financing activities:
Proceeds from common stock transactions	1,489	456

Net cash provided by financing activities	1,489	456

Effect of exchange rate changes on cash	102	161

Decrease in cash and cash equivalents	(10,869)	(9,840)
Cash and cash equivalents, beginning of period	17,870	28,113

Cash and cash equivalents, end of period	$7,001	$18,273

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,748)	$(9,406)	$(11,170)	$(19,258)
Unrealized losses on marketable securities	(151)	(7)	(147)	(13)
Foreign currency translation adjustments	(162)	192	(390)	135

Total comprehensive loss	$(5,061)	$(9,221)	$(11,707)	$(19,136)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant (unless there has been a subsequent modification) or for shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,748)	$(9,406)	$(11,170)	$(19,258)

Less stock-based employee compensation expense in reported net loss	954	9	1,046	(118)

Plus total stock-based employee compensation expense determined under fair value-based method for all awards	(3,517)	(3,726)	(6,718)	(6,811)

Pro forma net loss	$(7,311)	$(13,123)	$(16,842)	$(26,187)

Basic and diluted loss per share of common stock:
As reported	$(0.12)	$(0.25)	$(0.29)	$(0.51)
Pro forma	$(0.19)	$(0.34)	$(0.43)	$(0.69)

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

3) Earnings Per Share

Securities that were not included in the computation of earnings per share because their effect was antidilutive, consist of restricted common stock and options to purchase shares of common stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to Purchase Common Stock	10,927	11,046	10,927	11,046
Restricted Stock	186	9	186	9

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

$14,145

The $1.8 million allocated to in-process research and development was charged to expense with $1.6 million recognized in the first quarter of 2003 and the remaining $0.2 million in the second quarter of 2003. Under SFAS No. 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 7). The developed technology is being amortized over its useful life of three years; the customer relationships are being amortized over their useful life of five years; and the contract rights were amortized over one year.

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the six-month period ended June 30, 2003, as if the acquisition had occurred at the beginning of the period (in thousands except for share data):

Six Months Ended June 30, 2003
Revenues	$43,131
Net Loss	$(22,952)
Basic and diluted loss per share	$(0.60)
Basic and diluted shares outstanding	38,022

5) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Software license fees	$5,916	$6,867	$11,822	$14,443
Professional services	4,278	4,953	8,124	9,047
Post-contract customer support	9,708	10,013	19,521	19,468

Total revenues	$19,902	$21,833	$39,467	$42,958

6) Restructuring and Other Costs

During the six months ended June 30, 2004, the Company recorded restructuring charges of $4.9 million. The $2.7 million charge in the second quarter consisted of approximately $1.1 million for vacating additional space in our London office, approximately $0.7 million for revised sublease assumptions on previously vacated space, and approximately $0.9 million for a stock compensation charge for options previously granted to a terminating executive. During the first quarter of 2004, the Company reduced its workforce to align costs with expected market conditions, and to continue to integrate and rationalize the operations of previous acquisitions with those of the Company. These actions resulted in charges of $2.1 million and the elimination of 64 positions. The remaining severance payments from the first quarter 2004 actions are expected to be completed by September 30, 2004.

During the six months ended June 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 55 positions during the quarter ended March 31, 2003, and 60 positions during the quarter ended June 30, 2003, and charges of $1.3 million and $1.7 million, respectively. All expenditures related to the 2003 employee severance have been completed.

Expenditures related to the exit costs will be completed by the end of 2010.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Other	Total
Balance at December 31, 2003	$1,427	$7,226	$—	$8,653
Restructuring charges	2,197	1,839	860	4,896
Amounts utilized	(2,331)	(1,024)	(860)	(4,215)

Balance at June 30, 2004	$1,293	$8,041	$—	$9,334

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

The following is a summary of intangible assets at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(10,313)	$1,977	23 Months
Customer contracts	5,740	(4,813)	927	35 Months
Customer relationships	2,298	(642)	1,656	60 Months

Total intangible assets	$20,328	$(15,768)	$4,560

	December 31, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(9,503)	$2,787	23 Months
Customer contracts	5,740	(3,940)	1,800	35 Months
Customer relationships	2,298	(412)	1,886	60 Months

Total intangible assets	$20,328	$(13,855)	$6,473

Amortization expense related to intangible assets was approximately $850,000 and $1,683,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $1,914,000 and $3,296,000 for the six months ended June 30, 2004 and 2003, respectively.

Amortization expense related to intangible assets subject to amortization at June 30, 2004, is projected as follows for the next five years (in thousands):

For the remaining six months:	2004	$1,772
For years:	2005	1,693
	2006	587
	2007	460
	2008	48

		$4,560

8) Indemnifications

The Company licenses its software and sells services to its customers under contracts that the Company refers to as Master Software License and Service Agreements (“MSLA”). Each MSLA contains the relevant terms of the contractual arrangement with the customer, and normally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The MSLA usually seeks to mitigate the potential impact of such indemnification obligations in various ways, including but not limited to certain geographic and time limitations, and a right to replace an infringing product.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers connect local telephone service networks with long distance service networks. By 1999, the year of our introduction as a publicly held company, we had become a leading provider of order processing, management and fulfillment software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies. The turndown of the communications market in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings, plc (2003). These acquisitions also provided us with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. Today we have offices in 10 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

We expect the trends that will drive increasing demand for our products and services will include an increasing worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments, and an overall growing demand for voice and data services. We have continued to invest in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

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

We recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98-9 (Software Revenue Recognition, With Respect to Certain Transactions), deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided. We generally recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

Our software products are priced to be competitive in our target market segments, which include large facility-based incumbent service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customer’s usage as measured by the number of users of our product, the number of our customer’s subscribers, or the size of the network that our product helps to manage. We sell additional license capacity for our products when our customers’ usage of our product exceeds earlier license limits. Annual maintenance and support contracts are generally priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

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

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the telecommunication industry and its potential impact on our business. As a result of these analyses, we have stopped recognizing deferred tax benefits as of April 1, 2003.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in process research and development write-offs, stock compensation expenses, and restructuring costs. In accordance with applicable regulations, when we disclose pro forma financial information, such disclosure is accompanied by (i) the most comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America and (ii) a reconciliation of the differences between the pro forma financial information and the most comparable financial measure. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information that conforms to accounting principles generally accepted in the United States of America that accompanies the pro forma financial information and that is included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

ACQUISITIONS

Orchestream. In the first quarter of 2003, we acquired Orchestream Holdings plc, a UK headquartered company whose core product is Service Activator. With this acquisition, we expanded our OSS product suite with market-leading software that automates fulfillment and simplifies management and configuration of complex internet protocol virtual private networks (IP VPNs). This acquisition strengthened our globalization, mobile and IP efforts by adding key customers and expanding our European presence. The Orchestream Service Activator product complements our OSS assets previously acquired from Nortel Networks, and allowed us to further penetrate mobile and fixed-line carriers with a comprehensive capability for managing complex IP VPNs. We acquired Orchestream for approximately £7.9 million ($13.0 million). Our financial results include revenues and costs of Orchestream since February 1, 2003.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Revenues:
License	30%		31%		30%		34%
Service	70%		69%		70%		66%

Total revenues	100%		100%		100%		100%

Cost of revenues:
License	1%		2%		1%		2%
Service	34%		39%		35%		39%
Amortization of intangible assets	4%		8%		5%		8%

Total cost of revenues	39%		48%		41%		49%

Gross profit	61%		52%		59%		51%

Operating expenses:
Research and development	29%		39%		32%		38%
Sales and marketing	29%		33%		29%		31%
General and administrative	13%		16%		14%		19%
In process research and development write-off	—		1%		—		4%
Restructuring and other costs	14%		8%		12%		7%
Goodwill impairment	—		—		—		5%

Total operating expenses	85%		96%		88%		104%

Loss from operations	(24%	)	(44%	)	(28%	)	(53%	)
Interest and other income, net	1%		1%		1%		1%

Loss before taxes	(23%	)	(43%	)	(27%	)	(51%	)
Income tax expense (benefit)	1%		—		1%		(6%	)

Net loss	(24%	)	(43%	)	(28%	)	(45%	)

Revenues

Total revenues in the second quarter of 2004 were $19.9 million, a 9% decrease from $21.8 million in the second quarter of 2003. For the first six months of 2004, total revenues decreased 8% to $39.5 million from $43.0 million in the first six months of 2003. The decrease in revenues in both the quarter and six-month periods primarily resulted from fewer large software license transactions and related implementation projects.

License Fees. License revenues in the second quarter of 2004 were $5.9 million, a 14% decrease from $6.9 million in the second quarter of 2003. For the first six months of 2004, license revenues decreased 18% to $11.8 million from $14.4 million in the first six months of 2003. During the first half of 2003, MetaSolv recorded revenue from several multi-million dollar service activation projects, whereas the license transactions in 2004 have not been of a similar magnitude. License revenue from network resource management solutions in the first six months of 2004 have increased compared to the amounts for the same period in 2003 due to the release of our new MetaSolv Solution M6 product.

Services. Services revenues are comprised of both technical consulting and education services, and post-contract customer support. Services revenues of $14.0 million in the second quarter of 2004 represent a 7% decrease from $15.0 million in the second quarter of 2003. For the first six months of 2004, services revenues decreased 3% to $27.6 million from $28.5 million in the first six months of 2003.

Consulting and education service revenues decreased 14% to $4.3 million in the second quarter of 2004 from $5.0 million in the second quarter of 2003. For the first six months of 2004, consulting and education revenues decreased 10% to $8.1 million from $9.0 million in the first six months of 2003. This decrease in consulting and education revenues in the three and six month periods resulted from smaller consulting projects and more competitive pricing of services.

Post-contract customer support, or maintenance revenues, decreased 3% to $9.7 million in the second quarter of 2004, from $10.0 million in the second quarter of 2003. This decline in maintenance revenues is primarily due to 2003 revenues including an arrangement to provide support to a customer for a third party software product on a resale basis. In 2004 this maintenance was contracted directly between the third party provider and the customer. Maintenance revenues were $19.5 million in each of the six-month periods ended June 30, 2004 and 2003. Excluding the resale of third party maintenance in 2003, maintenance revenues in the six-month period ended June 30, 2004, represented a 3% increase over the first six months of 2003. This increase primarily resulted from high customer retention and the addition of new maintenance revenues from recently completed license sales.

Concentration of Revenues. As of June 30, 2004, our active customer list includes more than 180 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest service providers. During the second quarter of 2004, our top ten customers represented 48% of our total revenue with the largest customer representing 15% of total revenue. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could harm our operating results for that period.

International Revenues. During the second quarter of 2004, we recognized $11.8 million in revenues from customers outside the United States compared to $12.5 million in the second quarter of 2003, representing 59% and 57% of revenue in each period, respectively. International revenues for the first half of 2004 and 2003 were $24.4 million and $23.5 million, representing 62% and 55% of total revenues, respectively.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products. License cost of revenues was $0.2 million in the second quarter of 2004, and $0.3 million in the second quarter of 2003, representing 3% and 5% of license revenues in each period, respectively. For the first six months of 2004, license costs were $0.4 million, compared to $0.9 million in the first six months of 2003, representing 3% and 6% of license revenue in each period, respectively. The decrease in license cost of revenues as a percentage of license revenues in both periods was primarily due to the mix of products sold. Royalties on individual license products range from zero to approximately 50% of revenue.

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

Service cost of revenues was $6.7 million in the second quarter of 2004, down from $8.4 million in the second quarter of 2003, representing 48% and 56% of service revenues in each period, respectively. For the first six months of 2004, service costs decreased 17% to $13.8 million from $16.7 million in the first six months of 2003, representing 50% and 59% of service revenues in each period, respectively. This decrease in service cost of revenues in both the quarter and six-month comparisons was primarily due to lower professional consulting staff. Service margins improved in the second quarter and year-to-date periods of 2004 over the same periods in 2003 due to improvements in the utilization of the remaining consulting staff.

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

In the second quarter of 2004, cost of revenues included $0.9 million in amortization of intangible assets, a decrease of 49% from $1.7 million in the second quarter of 2003. For the first six months of 2004, amortization of intangible assets totaled $1.9 million, compared to $3.3 million in the first six months of 2003. The decrease in amortization expense between 2004 and 2003 is due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the second quarter of 2004, research and development expenses decreased 32% to $5.8 million from $8.5 million in the second quarter of 2003, representing 29% and 39% of total revenues in each period, respectively. For the first six months of 2004, research and development expenses decreased 21% to $12.8 million from $16.3 million in the first six months of 2003, representing 32% and 38% of revenues in each period, respectively. The decrease in research and development expense for both the quarterly and year to dates periods was primarily due to a 20% reduction in staffing, related to the consolidation of our European research and development function into our Canadian operations.

During second quarter of 2004, our research and development investments were focused on our core competencies of network resource management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products with other business systems to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs in general by shifting many routine tasks to offshore development resources.

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

In the second quarter of 2004, sales and marketing expenses decreased 20% to $5.8 million from $7.2 million in the second quarter of 2003, representing 29% and 33% of revenue in each period, respectively. For the first six months of 2004, sales and marketing expenses decreased 14% to $11.5 million from $13.3 million in the first six months of 2003, representing 29% and 31% of revenues in each period, respectively. The decrease in sales and marketing expense in 2004 compared to 2003 for both the quarter and the year-to-date periods was primarily due to 24% lower staffing and related expenses. The staffing reductions were due to integration of the acquired businesses and the alignment of resources with expected market conditions. We will invest in sales and marketing resources, where necessary, in order to expand our direct and indirect sales and marketing channels, and to achieve additional revenues.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in the second quarter of 2004 decreased 25% to $2.7 million, compared to $3.6 million in the second quarter of 2003, representing 13% and 16% of revenues in each period, respectively. For the first six months of 2004, general and administrative expenses decreased 32% to $5.4 million from $8.0 million in the first six months of 2003, representing 14% and 19% of revenues in each period, respectively. The decrease in general and administrative expenses for both the quarter and the year-to-date periods, was primarily due to 23% lower staffing in administrative functions, cost reductions in facilities and telecommunications expense, and lower provisions for bad debts.

In-Process Research and Development Write-Off. In connection with our acquisition of Orchestream, we recorded acquired in-process research and development (IPR&D) charges of $1.6 million and $0.2 million in the quarters ended

March 31 and June 30, 2003, respectively. These in-process projects consisted primarily of upgrades to existing products. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 27% to 30% for the various IPR&D projects.

There were no IPR&D charges during the first half of 2004.

Restructuring and other Costs. During the second quarter of 2004, we recorded a restructuring charge of $2.7 million, comprised of $1.8 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. During the first quarter of 2004, we reduced our workforce to align costs with expected market conditions. These actions consisted of $2.1 million for a reduction of 64 positions. The estimated annualized cost savings from these reductions is approximately $7 million. The severance payments are expected to be completed by September 30, 2004.

During the six months ended June 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 55 positions during the quarter ended March 31, 2003, and 60 positions during the quarter ended June 30, 2003, and charges of $1.3 million and $1.7 million, respectively.

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

At the end of the second quarter of 2003, our market capitalization remained at a level well below our book value, and therefore the prolonged decline in our market capitalization indicated capitalization of goodwill as a result of the Orchestream Holdings plc acquisition was not warranted. Accordingly, we eliminated the goodwill and recorded a charge of $2.2 million in the first quarter of 2003.

Interest and Other Income, Net

In the second quarter of 2004, interest and other income, net, consisting primarily of interest income, was $0.3 million, the same as second quarter 2003, with lower interest income offset by favorable exchange gains in the second quarter of 2004. For the first six months of 2004, interest and other income, net, decreased 31% to $0.4 million from $0.6 million in the first six months of 2003. The decrease in interest and other income was primarily due to the decline in cash and marketable securities balances upon which we receive interest income and a decline in the yields on our investments.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.2 million in the second quarter of 2004 and $0.1 million in 2003. The tax expense in second quarter of 2004 was international withholding taxes. For the first six months of 2004, we recorded income tax expense of $0.4 million for international withholding taxes, compared to a benefit of $2.4 million in the first six months of 2003.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, we are continuing to fully reserve our deferred tax assets, which we started reserving in the second quarter of 2003. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

Liquidity and Capital Resources

At June 30, 2004, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $33.4 million and representing 48% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Total cash and marketable securities decreased $8.5 million during the six month period ended June 30, 2004, from a balance of $41.9 million at December 31, 2003.

Cash used in operating activities during the six months ended June 30, 2004, was $8.8 million, comprised of our $11.2 million net loss adjusted for non-cash items such as amortization of intangibles, depreciation expense and non-cash changes in working capital.

Net cash used in investing activities was $3.6 million for the first six months of 2004, comprised primarily of a net purchase of $2.5 million of marketable securities and $1.2 million of expenditures for operating equipment and facilities improvement.

Cash generated by financing activities was $1.5 million for the six months of 2004, comprised of proceeds from the exercise of employee stock options and the issuance of common shares through our employee stock purchase plan.

We have no unusual capital commitments at June 30, 2004, and our principal commitments consist of obligations under operating leases.

We believe that our projected cash flows to be generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. From time to time we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to meet our long-term business objectives, or to complete an acquisition, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Pronouncements

There were no new accounting pronouncements in the second quarter of 2004 that would have a material impact on our financial results.

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

We forecast the volume and timing of orders for our operational planning, but these forecasts are based on many factors and subjective judgments, and we cannot assure their accuracy. We have hired and trained a large number of personnel in core areas, including product development and professional services, based on our forecast of future revenues. As a result, significant portions of our operating expenses are fixed in the short term. Therefore, failure to generate revenues according to our expectations in a particular quarter could have an immediate material negative effect on results for that quarter.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the second quarter of 2004, one customer accounted for 15% of total revenue and our top ten customers accounted for 48% of total revenues. During 2003, our top ten customers accounted for 44% of our total revenues. To the extent that any major customer terminates its relationship with us, our revenues could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

We have increased our development investment in service activation products and lowered development expense in several products by subcontracting additional offshore development resources, and are also working to expand our availability of consulting and training resources through alliances with these subcontractors. We believe that our success will depend in part on our ability to continue, expand and manage the use of offshore subcontracting resources in these and other respects. While the scope of our current use of offshore resources is carefully defined, there are certain risks entailed in these practices, including but not limited to: those described under the topic of international operations below; the continued availability of these resources is not assured; the potential for migration of some expertise to a contractor outside of our organization; and our policies relating to development and protection of intellectual property rights may be harder or not possible to institute, manage or enforce in a subcontractor organization.

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

Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in some countries is weaker and less reliable than in the United States. As our business expands further into countries other than the United States, costs and risks associated with protecting our intellectual property abroad will increase. We also may choose to forgo the costs and related benefits of certain intellectual property benefits in some of these jurisdictions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At June 30, 2004, the weighted average pre-tax interest rate on the investment portfolio was approximately 1.8%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 16, 2004.

The following nominees were elected as Class II directors, each to hold office until our 2007 Annual Meeting of Stockholders, or his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
T. Curtis Holmes, Jr.	36,832,709	456,188
Lawrence J. Bouman	36,728,560	560,337

There were no votes against. No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.30	Severance Agreement (Settlement, Waiver and General Release Agreement) dated June 1, 2004 between MetaSolv Software, Inc. and James P. Janicki.

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(i)	Current Report on Form 8-K of MetaSolv, Inc. dated April 29, 2004, reporting the filing of a press release including first quarter 2004 financial results and related financial statements.

(ii)	Current Report on Form 8-K of MetaSolv Inc. dated April 29, 2004, reporting a change in the composition of the board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2004

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant