Form 10-Q
period 2004-09-30
METASOLV INC
filed 2004-11-05
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, there were 40,603,220 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,015	$17,870
Marketable securities	24,430	23,993
Trade accounts receivable, less allowance for doubtful accounts of $2,680 in 2004 and $3,327 in 2003	11,719	11,330
Unbilled receivables	1,718	1,622
Prepaid expenses	2,990	2,307
Other current assets	651	1,493

Total current assets	50,523	58,615

Property and equipment, net	10,416	13,118
Intangible assets	3,633	6,473
Other assets	1,243	1,238

Total assets	$65,815	$79,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,404	$4,748
Accrued expenses	20,823	22,625
Deferred revenue	8,044	8,374

Total current liabilities	33,271	35,747

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 40,603,220 in 2004, and 38,576,708 in 2003	203	193
Additional paid-in capital	148,232	145,260
Deferred compensation	(299)	(18)
Accumulated other comprehensive income	93	401
Accumulated deficit	(115,685)	(102,139)

Total stockholders’ equity	32,544	43,697

Total liabilities and stockholders’ equity	$65,815	$79,444

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
License	$5,623	$3,018	$17,445	$17,461
Service	14,573	14,108	42,218	42,623

Total revenues	20,196	17,126	59,663	60,084

Cost of revenues:
License	175	106	542	988
Service	8,193	7,916	22,004	24,652
Amortization of intangible assets	926	1,552	2,840	4,848

Total cost of revenues	9,294	9,574	25,386	30,488

Gross profit	10,902	7,552	34,277	29,596

Operating expenses:
Research and development	5,057	7,316	17,866	23,619
Sales and marketing	5,264	5,926	16,754	19,261
General and administrative	2,655	3,711	8,081	11,715
Restructuring and other costs	—	—	4,896	2,985
In-process research and development write-off	—	—	—	1,781
Goodwill impairment	—	—	—	2,227

Total operating expenses	12,976	16,953	47,597	61,588

Loss from operations	(2,074)	(9,401)	(13,320)	(31,992)
Interest and other income (expense), net	(96)	251	333	885

Loss before taxes	(2,170)	(9,150)	(12,987)	(31,107)
Income tax expense (benefit)	206	204	559	(2,217)
Minority interest	—	—	—	278

Net loss	$(2,376)	$(9,354)	$(13,546)	$(28,612)

Basic and Diluted loss per share	$(0.06)	$(0.24)	$(0.34)	$(0.75)
Basic and Diluted weighted average shares outstanding	40,367	38,259	39,372	38,099

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,546)	$(28,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	2,227
Amortization of intangible assets	2,840	4,848
Depreciation	3,755	4,702
Stock compensation	1,155	(116)
Provision for bad debts	251	1,267
Loss on asset disposal	186	6
Deferred tax benefit	—	(2,619)
Minority interest	—	(278)
Gain on sale of investments	(15)	(32)
Purchased in-process research and development	—	1,781
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable	(590)	5,884
Unbilled receivables	(100)	153
Other assets	5	2,502
Accounts payable and accrued expenses	(2,281)	(12,726)
Deferred revenue	(367)	(944)

Net cash used in operating activities	(8,707)	(21,957)

Cash flows from investing activities:
Purchases of property and equipment	(1,446)	(1,102)
Proceeds from the sale of property and equipment	104	24
Purchases of marketable securities	(32,705)	(58,284)
Proceeds from sale of marketable securities	32,154	56,265
Proceeds from sale of investments	15	174
Decrease in restricted cash	—	12,999
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	—	(3,969)

Net cash provided by (used in) investing activities	(1,878)	6,107

Cash flows from financing activities:
Proceeds from common stock transactions	1,547	456

Net cash provided by financing activities	1,547	456

Effect of exchange rate changes on cash	183	(183)

Decrease in cash and cash equivalents	(8,855)	(15,577)
Cash and cash equivalents, beginning of period	17,870	28,113

Cash and cash equivalents, end of period	$9,015	$12,536

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,376)	$(9,354)	$(13,546)	$(28,612)
Unrealized gains (losses) on marketable securities	78	1	(69)	(12)
Foreign currency translation adjustments	152	(513)	(239)	(378)

Total comprehensive loss	$(2,146)	$(9,866)	$(13,854)	$(29,002)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant (unless there has been a subsequent modification) or for shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,376)	$(9,354)	$(13,546)	$(28,612)

Less stock-based employee compensation expense in reported net loss	109	3	1,155	(116)

Plus total stock-based employee compensation expense determined under fair value-based method for all awards	(2,096)	(3,389)	(8,814)	(10,199)

Pro forma net loss	$(4,363)	$(12,740)	$(21,205)	$(38,927)

Basic and diluted loss per share of common stock:
As reported	$(0.06)	$(0.24)	$(0.34)	$(0.75)
Pro forma	$(0.11)	$(0.33)	$(0.54)	$(1.02)

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

3) Earnings Per Share

Securities that were not included in the computation of earnings per share because their effect was antidilutive, consist of restricted common stock and options to purchase shares of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options to purchase common stock	10,689	11,120	10,689	11,120
Restricted stock	186	13	186	13

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

The following summary, which was prepared on a pro forma basis, reflects the results of operations for the nine-month period ended September 30, 2003, as if the acquisition had occurred at the beginning of the period (in thousands except for share data):

Nine Months Ended September 30, 2003
Revenues	$60,257
Net Loss	$(30,525)
Basic and diluted loss per share	$(0.80)
Basic and diluted shares outstanding	38,099

5) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Software license fees	$5,623	$3,018	$17,445	$17,461
Professional services	4,931	4,036	13,055	13,083
Post-contract customer support	9,642	10,072	29,163	29,540

Total revenues	$20,196	$17,126	$59,663	$60,084

6) Restructuring and Other Costs

There were no restructuring charges in the third quarter of 2004. During the first six months of 2004, the Company recorded restructuring charges of approximately $4.9 million. Restructuring charges of $2.7 million recorded in the second quarter of 2004, consisted of approximately $1.1 million for vacating additional space in our London office, approximately $0.7 million for revised sublease assumptions on previously vacated space, and approximately $0.9 million for a stock compensation charge for options previously granted to an executive who terminated his employment. During the first quarter of 2004, the Company reduced its workforce as it continued to integrate and rationalize the operations of previous acquisitions with those of the Company. These actions resulted in charges of $2.1 million and the elimination of 64 positions. These severance payments are completed.

There were no restructuring charges in the third quarter of 2003. During the six months ended June 30, 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 55 positions during the quarter ended March 31, 2003, and 60 positions during the quarter ended June 30, 2003, and charges of $1.3 million and $1.7 million, respectively. The remaining expenditures related to the 2003 employee severance actions should be completed by early 2005.

Expenditures related to the exit costs are expected to be completed by the end of 2010.

The following table summarizes the status of the restructuring actions as of September 30, 2004 (in thousands):

	Employee Severance	Exit Costs	Other	Total
Balance at December 31, 2003	$1,427	$7,226	$—	$8,653
Restructuring charges	2,197	1,839	860	4,896
Amounts utilized	(3,070)	(1,665)	(860)	(5,595)

Balance at September 30, 2004	$554	$7,400	$—	$7,954

7) Goodwill and Other Intangible Assets

The Company is required to periodically assess the value of goodwill under the provisions of SFAS No. 142. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill had been impaired was based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

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

The following is a summary of intangible assets at September 30, 2004, and December 31, 2003 (in thousands):

	September 30, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(10,621)	$1,669	23 Months
Customer contracts	5,740	(5,317)	423	35 Months
Customer relationships	2,298	(757)	1,541	60 Months

Total intangible assets	$20,328	$(16,695)	$3,633

	December 31, 2003
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(9,503)	$2,787	23 Months
Customer contracts	5,740	(3,940)	1,800	35 Months
Customer relationships	2,298	(412)	1,886	60 Months

Total intangible assets	$20,328	$(13,855)	$6,473

Amortization expense related to intangible assets was approximately $926,000 and $1,552,000 for the three months ended September 30, 2004, and 2003, respectively, and approximately $2,840,000 and $4,848,000 for the nine months ended September 30, 2004, and 2003, respectively.

Amortization expense related to intangible assets subject to amortization at September 30, 2004, is projected as follows for the next quarter and the following four years (in thousands):

For the remaining three months:	2004	$845
For years:	2005	1,693
	2006	587
	2007	460
	2008	48

		$3,633

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers connect local telephone service networks with long distance service networks. By 1999, the year of our introduction as a publicly held company, we had become a leading provider of order processing, management and fulfillment software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies. The downturn of the communications market in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings, plc (2003). These acquisitions also provided us with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. Today we have offices in 10 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	28%	18%	29%	29%
Service	72%	82%	71%	71%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1%	1%	1%	2%
Service	41%	46%	37%	41%
Amortization of intangible assets	5%	9%	5%	8%

Total cost of revenues	46%	56%	43%	51%

Gross profit	54%	44%	57%	49%

Operating expenses:
Research and development	25%	43%	30%	39%
Sales and marketing	26%	35%	28%	32%
General and administrative	13%	22%	14%	19%
In process research and development write-off	—	—	—	3%
Restructuring and other costs	—	—	8%	5%
Goodwill impairment	—	—	—	4%

Total operating expenses	64%	99%	80%	103%

Loss from operations	(10)%	(55)%	(22)%	(53)%
Interest and other income (expense), net	—	1%	1%	1%

Loss before taxes	(11)%	(53)%	(22)%	(52)%
Income tax expense (benefit)	1%	1%	1%	(4)%

Net loss	(12)%	(55)%	(23)%	(48)%

Revenues

Total revenues in the third quarter of 2004 were $20.2 million, an 18% increase from $17.1 million in the third quarter of 2003. This increase in revenues primarily resulted from a larger number of software license sales in 2004.

For the first nine months of 2004, total revenues were $59.7 million, a slight decline from $60.1 million in the first nine months of 2003 due to slightly lower maintenance revenue.

License Fees. License revenues in the third quarter of 2004 were $5.6 million, an 86% increase from $3.0 million in the third quarter of 2003. This increase in license revenues in third quarter 2004 over the third quarter of 2003 was due to an increase in sales of both network resource management and service activation solutions.

For the first nine months of 2004, license revenues at $17.4 million were essentially equal to license revenues in the first nine months of 2003.

Services. Services revenues are comprised of both technical consulting and education services, and post-contract customer support. Services revenues of $14.6 million in the third quarter of 2004 represent a 4% increase from $14.1 million in the third quarter of 2003, due to higher consulting revenues related to new license sales, more than offsetting the decline in maintenance revenues. For the first nine months of 2004, services revenues decreased slightly to $42.2 million from $42.6 million in the first nine months of 2003.

Consulting and education service revenues increased 22% to $4.9 million in the third quarter of 2004 from $4.0 million in the third quarter of 2003. The increase in consulting and education revenues resulted from a larger number of customer engagements supporting the increase in license sales. For the first nine months of 2004, consulting and education revenues of $13.1 million were essentially unchanged from the first nine months of 2003.

Post-contract customer support, or maintenance revenues, decreased 4% to $9.6 million in the third quarter of 2004, from $10.1 million in the third quarter of 2003. This decline in maintenance revenues is primarily due to 2003 revenues including an arrangement to provide support to a customer for a third party software product on a resale basis. In 2004 this maintenance was contracted directly between the third party provider and the customer. During the nine-month period ended September 30, 2004, maintenance revenues decreased slightly to $29.2 million, from $29.5 million in the year-ago period. Excluding the resale of third party maintenance in 2003, maintenance revenues in the nine-month period ended September 30, 2004, were up slightly over the first nine months of 2003 due to the addition of new maintenance revenues from recently completed license sales more than offsetting the renewals of existing customer support agreements at lower rates than previously contracted. Our renewal maintenance rates continue to be under pressure as our customers seek reductions in their support costs.

Concentration of Revenues. As of September 30, 2004, our active customer list includes more than 180 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest service providers. During the third quarter of 2004, our top ten customers represented 48% of our total revenue with the largest customer representing 13% of total revenue.

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

International Revenues. During the third quarter of 2004, we recognized $11.5 million in revenues from customers outside the United States compared to $9.7 million in the third quarter of 2003, representing 57% of revenue in both periods. International revenues for the first nine months of 2004 and 2003 were $35.9 million and $33.2 million, representing 60% and 55% of total revenues, respectively.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products, and revenue-based cost sharing with a third party who is now supporting one of our product lines. License cost of revenues was $0.2 million in the third quarter of 2004, and $0.1 million in the third quarter of 2003, representing 3% and 4% of license revenues in each period, respectively. For the first nine months of 2004, license costs were $0.5 million, compared to $1.0 million in the first nine months of 2003, representing 3% and 6% of license revenue in each period, respectively. The decrease in license cost of revenues as a percentage of license revenues in both periods was primarily due to the mix of products sold. Royalties on individual license products range from zero to approximately 50% of revenue.

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

Services cost of revenues was $8.2 million in the third quarter of 2004, up 3% from $7.9 million in the third quarter of 2003, representing 56% of service revenues in both periods. The increase in services cost in the third quarter 2004 compared to third quarter 2003 was due to higher subcontract labor costs and an increase in the number of engineers working on product updates for our maintenance customers. For the first nine months of 2004, service costs decreased 11% to $22.0 million from $24.7 million in the first nine months of 2003, representing 52% and 58% of service revenues in each period, respectively. This decrease in service cost of revenues in the nine-month comparison was primarily due to lower professional consulting staff, partially offset by higher subcontractor costs and maintenance-related engineering costs. Service margins for the first nine months of 2004 have improved over the first nine months of 2003 due to improved utilization of our consulting resources.

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

In the third quarter of 2004, cost of revenues included $0.9 million in amortization of intangible assets, a decrease of 40% from $1.6 million in the third quarter of 2003. For the first nine months of 2004, amortization of intangible assets totaled $2.8 million, compared to $4.8 million in the first nine months of 2003. The decrease in amortization expense between 2004 and 2003 is due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the third quarter of 2004, research and development expenses decreased 31% to $5.1 million from $7.3 million in the third quarter of 2003, representing 25% and 43% of total revenues in each period, respectively. For the first nine months of 2004, research and development expenses decreased 24% to $17.9 million from $23.6 million in the first nine months of 2003, representing 30% and 39% of revenues in each period, respectively. The decrease in research and development expense in both the quarterly and year-to-date periods was primarily due to a 15% reduction in staffing related to the consolidation of our European development function into our Canadian operations, and also due to redeployment of some engineers to maintenance-related product updates that we record as services cost of revenue.

During third quarter of 2004, our research and development investments were focused on our core competencies of network resource management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products with other business systems to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs in general by shifting many routine tasks to offshore development resources.

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

In the third quarter of 2004, sales and marketing expenses decreased 9% to $5.3 million from $5.9 million in the third quarter of 2003, representing 26% and 35% of revenue in each period, respectively. For the first nine months of 2004, sales and marketing expenses decreased 13% to $16.8 million from $19.3 million in the first nine months of 2003, representing 28% and 32% of revenues in each period, respectively. The decrease in sales and marketing expense in 2004 compared to 2003 for both the quarter and the year-to-date periods was primarily due to 18% lower staffing and related expenses. The staffing reductions were due to integration of the acquired businesses and the alignment of resources with expected market conditions. We will invest in sales and marketing resources, where necessary, in order to expand our direct and indirect sales and marketing channels, and to achieve additional revenues.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in the third quarter of 2004 decreased 28% to $2.7 million, compared to $3.7 million in the third quarter of 2003, representing 13% and 22% of revenues in each period, respectively. For the first nine months of 2004, general and administrative expenses decreased 31% to $8.1 million from $11.7 million in the first nine months of 2003, representing 14% and 19% of revenues in each period, respectively. The decrease in general and administrative expenses for both the quarter and the year-to-date periods was primarily due to 13% lower staffing in administrative functions, cost reductions in facilities and telecommunications expense, and lower provisions for bad debts.

Restructuring Costs. There were no restructuring costs in the third quarters of 2004 or 2003. During the first half of 2004, we recorded restructuring charges of $4.9 million, comprised of $2.1 million for a reduction of 64 positions, $1.8 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. The estimated annualized cost savings from these reductions is approximately $7 million.

During the first half of 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in the elimination of 115 positions and charges of $3.0 million.

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

There were no IPR&D charges during 2004.

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

There were no goodwill impairment charges in the third quarter of 2004, the third quarter of 2003 or the first nine months of 2004.

Interest and Other Income (Expense), Net

In the third quarter of 2004, interest and other income (expense), net, consisting primarily of interest income and currency exchange rate gains and losses, was a net expense of $0.1 million, compared to $0.3 million income in third quarter 2003. The change between the 2003 and 2004 quarters was primarily due to unfavorable changes in currency exchange rates in 2004. During the first nine months of 2004, interest and other income, net, decreased 63% to $0.3 million from $0.9 million in the first nine months of 2003. The decrease in interest and other income, net, was primarily due to unfavorable changes in currency rates of exchange and the decline in cash and marketable securities balances upon which we receive interest income.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.2 million in the third quarters of both 2003 and 2004. The tax expense represents international withholding taxes on sales transactions primarily in the South American, Latin American and Asian markets. For the first nine months of 2004, we recorded income tax expense of $0.6 million for international withholding taxes, compared to an income tax benefit of $2.2 million in the first nine months of 2003.

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

Liquidity and Capital Resources

At September 30, 2004, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $33.4 million and representing 51% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Although total cash and marketable securities decreased $8.4 million during the nine-month period ended September 30, 2004, from a balance of $41.9 million at December 31, 2003, they did increase slightly from the balances at June 30, 2004.

Cash used in operating activities for the nine months ended September 30, 2004 was $8.7 million, consisting of $8.8 million cash used during the first six months of 2004, and $0.1 million cash generated in the three months ended September 30, 2004. The use of cash during 2004 is primarily attributable to the payout of severance costs and the operating loss. The improvement in cash flow in the most recent three-month period is primarily due to the continued reduction of our operating losses, adjusted for non-cash items such as amortization of intangibles, depreciation expense and non-cash changes in working capital.

Net cash used in investing activities was $1.9 million for the first nine months of 2004, comprised primarily of expenditures for operating equipment and facilities improvement. There was $1.7 million of cash provided by investing activities during the three months ended September 30, 2004, from the net sale of marketable securities.

Cash generated by financing activities was $1.5 million for the nine months of 2004, comprised of proceeds from the exercise of employee stock options and the issuance of common shares through our employee stock purchase plan. There was $58,000 of cash generated from employee exercises of stock options for the three months ended September 30, 2004.

We have no unusual capital commitments at September 30, 2004, and our principal commitments consist of obligations under operating leases.

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

New Accounting Pronouncements

There were no new accounting pronouncements in the third quarter of 2004 that would have a material impact on our financial results.

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

OUR CUSTOMERS’ FINANCIAL WEAKNESS OR THEIR INABILITY TO OBTAIN FINANCING MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Some of our customers are small to medium sized competitive communications service providers with limited operating histories. Some of these customers are not profitable and dependent on private sources of capital to fund their operations, and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During the last three years, several of our customers ceased their business operations, and a significant number initiated bankruptcy proceedings. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the third quarter of 2004, one customer accounted for 12% of total revenue and our top ten customers accounted for 49% of total revenues. In the first nine months of 2004, one customer accounted for 12% of total revenue and our top ten customers accounted for 45% of total revenues. During 2003, our top ten customers accounted for 44% of our total revenues. To the extent that any major customer terminates its relationship with us, our revenues could be adversely affected. While we believe that the loss of any single customer would not seriously harm our overall business or financial condition, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

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

Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to assess and protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These risks may be increased by the addition of intellectual property assets through business or product acquisitions. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in some foreign countries is weaker and less reliable than in the United States. As our business expands further into countries other than the United States, costs and risks associated with protecting our intellectual property abroad will increase. We also may choose to forgo the costs and related benefits of certain intellectual property benefits in some of these jurisdictions.

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

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and management’s time is being diverted. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequately. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ National Market, and we might be unable to file our next Form 10-K on a timely basis. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At September 30, 2004, the weighted average pre-tax interest rate on our primary investment portfolio was approximately 2.2%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(i)	Current Report on Form 8-K of MetaSolv, Inc. dated July 22, 2004, reporting the filing of a press release including second quarter 2004 financial results and related financial statements.

(ii)	Current Report on Form 8-K of MetaSolv, Inc. dated September 9, 2004, attaching as exhibits forms of the (A) Incentive Stock Option Grant Agreement under Long-Term Incentive Plan, (B) Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plan, (C) Restricted Stock Grant Agreement under Long-Term Incentive Plan, and (D) Performance Award Grant Agreement under Long-Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant