Form 10-K
period 2004-12-31
METASOLV INC
filed 2005-03-31
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 126-2 of the Act) ☒  Yes    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2004, was approximately $115,200,000 based upon the last reported sales price on such date.

On February 28, 2005, there were 40,955,472 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 10, 2005, are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 15, 2005.

MetaSolv, Inc.

2004 FORM 10-K

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

ITEM 1.    BUSINESS

Overview

Through our wholly owned operating subsidiaries, we design, develop, market and support a comprehensive portfolio of software solutions that automate and streamline service fulfillment processes for communications service providers. MetaSolv’s capabilities include order management, inventory management, service activation, and network mediation solutions that automate the order-to-activate service provisioning process for all types of traditional and next-generation services including voice, data, digital subscriber line (DSL), internet protocol virtual private networks (IP VPN), voice over IP (VoIP), and others. MetaSolv’s solutions help simplify service introduction, accelerate service delivery time, and reduce operating costs and capital expenditures.

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

MetaSolv’s customers encompass a diverse mix of service providers, from Tier 1 wireline and wireless providers to new market entrants. Key customers include global communications industry leaders such as AT&T, Brasil Telecom, British Telecom, Nextel, mm02, Sprint, Telus, and various Vodafone entities worldwide.

Industry Background

The communications industry is changing dramatically and has become increasingly competitive as a result of deregulation, convergence of wireline and wireless services and capabilities, new technologies, and global industry consolidation. Service providers, both fixed and mobile, are faced with major challenges relating to customer ownership and retention. The regulatory boundaries that incumbent service providers previously faced are changing, and in some instances, disappearing, so that fixed and mobile service providers now compete for the same customers. Wireless technology is bringing voice and broadband data to homes and local coffee shops, as well as to multi-national corporations, providing services in previously unserved locations around the globe. This combination of evolving network technology and service offerings, as well as evolving business and regulatory scenarios, is driving service providers worldwide to adopt an evolutionary approach to their automated business processes – the operational support systems (OSS) – that enable efficient and profitable delivery of new, higher margin communications services.

Traditionally, OSS solutions deployed by service providers were designed and built to support one particular type and size of service provider, such as a larger incumbent or national carrier, or a small cellular provider, and to interface and process data from the specific equipment and technologies used in a single network, or for a particular service, such as voice delivered over circuit-switched wireline, mobile, or cable networks. These highly customized OSS solutions typically are inflexible, proprietary, and difficult to evolve to meet the complex requirements of service providers in a next-generation environment. As a result, these solutions often do not address one of the most fundamental business challenges facing service providers: minimizing the time to market for new products and services. In addition, these legacy OSS systems are expensive to support, and require extensive programming, using either internal or external professional services, to increase functionality or to introduce new services. This results in additional ongoing expenses, significant time delays, and therefore, a very high total cost of ownership.

In this rapidly-changing environment, more and more service providers are coming to understand the link between these legacy back office systems and their most important front office concerns: return on investment, reducing operating costs, customer churn, and ultimately, profitability. With so much emphasis on demonstrating clear bottom and top line value, a compelling business case for OSS must be made to senior executives and other key stakeholders. Against this backdrop, MetaSolv, an established leader in comprehensive OSS software solutions, has adopted its own evolutionary approach to positioning its solutions with customers.

MetaSolv Strategy

MetaSolv’s strategic objective is to be a global market leader in service fulfillment solutions for communications service providers. To achieve this objective, MetaSolv executes a multi-pronged strategy consisting of customer and portfolio expansion, globalization, and support for next-generation mobile and IP services.

Customer and Portfolio Expansion.    A key component of securing a leadership position in service fulfillment is the expansion of the MetaSolv customer base and product portfolio. MetaSolv has made substantial progress in maintaining and extending its relationships with its existing customer base, while continuing to invest in research and development in the software products that comprise the company’s core capabilities. MetaSolv expects that service providers worldwide need solutions that reduce the complexity of their operations, and as a result, we believe they often prefer to engage with highly strategic software vendors to evolve their networks and operations. MetaSolv’s customer engagement model focuses on collaboration to identify and address each customer’s unique, ongoing business needs.

Another key component of securing a leadership position in service fulfillment is the expansion of the MetaSolv product portfolio. We have accomplished this expansion through two key acquisitions. In February 2002, MetaSolv acquired significant OSS software assets from Nortel Networks, including stand-alone solutions for service activation, network mediation, and inventory management. In addition to providing a leading service activation product, the acquisition provided a substantial global customer base that we continue to leverage – highlighted by top tier service providers such as British Telecom, Cable & Wireless, Sprint, and others. To further strengthen and complement our existing service activation capability, customer base, and leadership position, MetaSolv acquired London-based Orchestream Holdings plc in February 2003, gaining additional key customers including AT&T, COLT, Energis, Orange, TeliaSonera, Vodafone, and others. While MetaSolv previously had the ability to process complex service orders and manage all aspects of the network, these acquisitions provided MetaSolv with the capability to complete the service fulfillment cycle and activate service on the network.

Globalization.    Each of these acquisitions contributed to our strategic imperative of globalization, by providing an expanded global customer base and skilled resources in MetaSolv’s target growth markets, including Europe, Middle East and Africa (EMEA), Caribbean and Latin America (CALA) and the Asia-Pacific regions, along with products available for deployment throughout the world. MetaSolv continues to expand its presence in these key regions by adding targeted sales and services resources to capture market opportunities. MetaSolv currently has offices and direct representation in the following countries: Canada, United States, United Kingdom, France, Germany, Italy, Spain, Australia, Brazil, and Singapore. As a result of this strategy, MetaSolv’s revenue from outside the United States has grown each year, from 9 percent of total revenues in 2000 to 58 percent of total revenues in 2004.

Next-generation Mobile and IP.    MetaSolv believes that the introduction and launch of new mobile and IP services are key market drivers for OSS spending. Leading market analysts predict that these two high growth segments will drive service providers to reconsider their OSS strategies, focusing on using a greater amount of commercial, off-the-shelf software, in order to speed time to market and drive profitability through automating and optimizing the order-to-activate process. The addition of the data network to traditional 2G mobile networks, and its transformation to include next-generation services such as multi-media messaging, remote access to corporate networks and content, are driving substantial changes in both the underlying network and the OSS’s which support it. MetaSolv believes that this creates a significant opportunity as mobile operators transform their networks and launch new services. MetaSolv currently has more than 50 mobile service provider customers globally, and more than 20 percent of revenue came from the mobile market segment in 2004.

Similarly, MetaSolv also believes that wireline operators will continue to transform their networks to take advantage of IP technology and services. While enterprise services such as IP-based Virtual Private Networks are becoming mainstream, we also anticipate that numerous service providers will utilize their IP infrastructure to launch new services and migrate existing offerings. For example, voice over IP continues to gain significant market acceptance, and MetaSolv is extremely well positioned to capitalize on this trend, given our extensive voice and IP capabilities. Specifically, MetaSolv offers an end-to-end service fulfillment VoIP solution that provides strong value and market differentiation. Supporting both modular and integrated approaches, MetaSolv enables service providers to optimize the IP network for voice, enable rapid introduction of VoIP services, support VoIP self-service and automate high volume and complex VoIP provisioning. MetaSolv’s strength in VoIP service fulfillment has been validated with several large Tier-1 contract wins, including AT&T, Bell Canada and British Telecom.

Products and Technology

The MetaSolv product portfolio enables service providers to fulfill the order-to-activate process in an automated fashion, to enable service providers to reduce costs, streamline their operations, and launch new services quickly. MetaSolv’s portfolio consists of the following capabilities:

Order Management.    MetaSolv Order Management allows service providers to track all the delivery steps required for fulfilling simple to complex telecommunication services, and can be flexibly specified to fit a service provider’s entire service delivery business process, including:

•	manual—including installing equipment in a point of presence;

•	automated—including triggering service activation as well as billing once the service is activated in the network;

•	intra-carrier—including coordinating processes between engineering and operations;

•	inter-carrier—including requesting capacity or unbundling the local loop from a different carrier;

•	fulfilling a simple service such as DSL to an existing house where the loop is already unbundled; and

•	complex service (such as a home requiring DSL and phone service where the local loop is owned by another customer and a telephone number has to be ported).

In order to deliver complete lifecycle management of a telecommunication service, MetaSolv’s Order Management is often electronically integrated to upstream applications such as front-end order entry systems including CRM, self care portals and billing applications as well as to downstream applications such as inventory management systems and service activation systems. Order management tasks such as truck roll, equipment install, device configuration, connectivity completion and testing are typically automated or assigned to specific individuals or groups to complete and manage the overall delivery cycle, including the dependent activities required to complete a task. MetaSolv Order Management fully supports inter-carrier service delivery processes, also referred to as regulated ordering, a key requirement when dealing with incumbent service providers to obtain network access and facilities. The regulated ordering process also involves numerous standards issues such as: access service request (ASR), local service request (LSR) and E911 in the United States, or interfaces with internal proprietary systems at incumbent operators globally.

Inventory Management.    MetaSolv Inventory Management helps service providers accurately manage all resources that are required in delivering a communication service, in essence helping identify availability, location, and capacity of network assets. These solutions manage inventory data for:

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

Service Activation.    The final step in the order-to-activate process is the activation of the service to the requisite elements in the network.

MetaSolv Service Activation products support the activation of:

•	IP Services including complex network-based VPN services such as Layer 3 IP VPNs (RFC 2547) including Layer 2 (Martini), IPSec, and traffic engineered Label Switched Paths (LSPs). Our policy-based quality of service (QoS) capability enables appropriate classification, marking, shaping, and policing of IP traffic through the network. Service persistence is maintained to ensure that the service definition and policies are properly aligned with the configuration of the network.

•	Services over IP (SoIP) such as Hosted and Managed Enterprise and Residential Voice over IP (VoIP) and Video over IP / IP Television (IP TV) services. This includes the configuration of soft switches, media and line gateways, messaging systems, conditional access servers and video content servers.

•	Broadband access services such as xDSL, Ethernet, Wireless Local Loop (WLL), Asynchronous Transfer Mode (ATM) and Frame Relay (FR) services.

•	Mobile subscriber and service activation of switching platforms via Home Location Registries (HLR), messaging platforms (voicemail, short messaging, multi-media messaging, unified messaging, etc.) and many application / content platforms to support the delivery of advanced 2G, 2.5G and 3G mobile voice and data services. In addition, MetaSolv has successfully deployed its IP VPN activation product into a variety of mobile operators enabling the efficient delivery and management of IP services such as multimedia messaging and remote access to corporate VPNs.

•	Traditional high volume voice services such as POTS, ISDN, Centrex and Intelligent Networking (IN) services.

MetaSolv’s activation capability interfaces to network elements from a variety of major hardware vendors. Our pre-built software cartridges reduce time to deployment and total cost of ownership. These productized cartridges interface with numerous hardware vendor elements and MetaSolv documents and support these elements as core product extensions. MetaSolv’s comprehensive cartridge capabilities, together with the extensible product architecture, enable the rapid and cost effective activation of any service over any network technology.

Network Mediation.    Today’s rapidly evolving multi-service networks require a next-generation solution to collect and process data for billing, performance management, service level management (SLA), inventory and other operational systems. MetaSolv Network Mediation is a carrier-class convergent mediation application that provides all network-to-OSS data collection for multi-service IP, 3G wireless, VoIP and traditional voice and data networks.

Network Mediation provides service usage information to billing systems to enable carriers to differentiate themselves through service pricing. Network usage information is provided to performance and SLA management systems to enable network and service management. Network Mediation also discovers network elements and collects physical & logical inventory information for inventory management systems to ensure inventory accurately reflects the network.

Consistent with our product architecture and strategy, the application uses a cartridge-based approach to provide the highest level of flexibility.

•	Collection cartridges – interface to network elements or management systems to collection data. A variety of industry standard data formats (including ASN.1, XML, IPDR, AMA and ASCII) and transport mechanisms (including GTP, TCP, UDP, FTP, RADIUS, and SNMP) are supported along with pre-integrated vendor proprietary interfaces

•	Enhancement and aggregation cartridges – transform the collected raw data to transform into useful information

•	Distribution cartridges – distribute the records to the downstream billing or operational system.

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

We offer a consulting service “lifecycle” approach, delivering comprehensive support from the earliest phases of implementation through production and beyond, including follow-up evaluations and fine-tuning of deployed processes and systems. A key success factor for our customers is the extensive domain knowledge of our consulting services group. These experts understand how to interface with all types of domains, including our strategic areas of mobile and IP, and they are typically deployed on a regional basis to support our globalization strategy. Our customers benefit from this experience across the typical functions in OSS solutions deployment:

•	Implementation and configuration—including deployment and extension of the MetaSolv portfolio, facilitating launch of new customer applications and services
•	Integration—including consolidation of data, functions, or OSS processes
•	Optimization— including cost reduction and process streamlining
•	Growth—including new services and industry consolidation

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

Customer Service and Support.    MetaSolv’s software solutions are critical to the operation of our global service provider customers. Accordingly, our customer service and support operations are available for emergency support twenty-four hours a day, seven days a week, across all global time zones. Because our solutions are important to our customers’ business success, our customers demand high quality and timely resolution to issues that arise. MetaSolv has a knowledgeable, multi-site, multilingual Global Customer Care (GCC) team. The GCC staff is not only thoroughly familiar with our products, but also has a detailed understanding of customer environments. The GCC team is dedicated to providing a high degree of customer satisfaction, and uses our extensive engineering resources as appropriate to provide resolution to software issues that are affecting the performance and functionality of our products.

MetaSolv has designed a Global Customer Care program that offers the following levels of support, enabling each customer to select the level that is best tailored to meet their needs and requirements:

Basic Service Offering:    This offering is the foundation of our customer care program. Our basic maintenance and technical support services include Help Desk support, technical support, unlimited issue submissions, e-mail, Web and phone access, software upgrades and new releases, enhancement requests, two primary contacts, and emergency software fixes for critical problems. We provide technical support for our products, utilizing the Internet, telephone, and electronic mail to respond to and resolve customers’ technical problems. Our automated customer service system tracks each customer’s issue through to resolution and also allows the customer to query as to the status of the issue.

As part of the Basic Service Offering, MetaSolv’s Global Customer Care provides a shared Customer Care Account Manager (CCAM) who is the customer’s advocate in tracking the customer’s needs and issues. The CCAM will monitor issue resolution progress, prepare status reports and coordinate delivery of fixes in appropriate software releases.

In addition to our Basic Service Offering, we offer these optional services:

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

The typical software maintenance agreement is a 12-month renewable term.

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

Sales opportunities are created through multiple avenues, including our extensive knowledge of a customer environment, our ability to propose solutions to address specific needs, responses to Requests for Proposal, or customer responses to strategic marketing programs that generate qualified business leads. Once a qualified opportunity has been identified, it is assigned to a sales executive who leads our engagement with the customer or prospect. The sales team may conduct numerous presentations and demonstrations to the potential customer. In addition, customer visits to our regional offices and the Executive Briefing Center at our corporate headquarters enables us to present our value proposition.

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

MetaSolv’s marketing programs are focused on creating awareness of, and generating interest in, MetaSolv products and services. We engage in a variety of strategic marketing activities, including:

•	participating in select industry tradeshows and events;

•	establishing and maintaining relationships with recognized industry analysts;

•	furthering our corporate messaging and industry leadership by being featured in select trade magazines and publications;

•	using our Web presence to communicate our capabilities, our credentials and gain relevant contact information from prospects;

•	collaborating with our partners at tradeshows and their specific events; and

•	conducting targeted contact campaigns to customers and prospects.

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

Systems Integrators.    Working in conjunction with MetaSolv consultants, our SI partners provide a range of services to our customers and serve as an important sales channel for our product and services portfolio. We utilize their presence and resources to further the market acceptance and penetration of our comprehensive product portfolio. We also combine our products and services with those of our SI partners, providing complete solutions to specific customer requirements. MetaSolv provides comprehensive training to ensure the SI partner has the requisite skills to deploy MetaSolv products. Our SI partners include large global consulting practices, regional or boutique systems integrators, and internal IT organizations affiliated with service providers. Our SI partners include Accenture, BearingPoint, BT Exact, Cap Gemini, CGI Information Systems, Dimension Data, General Dynamics, Houston Technologies, HP, IBM, Harris Corporation, Kapsch CarrierCom, Logica, Tata Consulting Services, and Wipro Technologies.

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

Independent Software Vendors.    MetaSolv partners with independent software vendors (ISVs) to offer our customers more complete solutions and to extend our market reach. The focus of MetaSolv’s ISV partner program is to offer complementary solutions for those areas that MetaSolv does not address, including: billing, customer relationship management, and fault management. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third-party software systems, as well as key software infrastructure components. Our partners include Amdocs, BEA, CSG Systems, CoManage, IBM, Micromuse, and Siebel Systems.

Segment Information and Foreign and Domestic Operations

The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

Teams of business analysts, software architects, development engineers and product managers are responsible for our research and development efforts. We use state of the art software technologies ( e.g., XML, Java/J2EE, XSL) in our Research and Development efforts. Our R&D team actively participates in numerous standards bodies and holds leadership positions within both OSS/J and TMW. We use these standards throughout our product suite. We use an industry leading iterative software development process that includes defining end to end customer scenarios, prototyping with customer feedback, planning and documenting deliverables in advance, rigorously adhering to user interface, design and coding standards, and performing significant performance, reliability and functionality testing. By involving all functional groups at various levels within our organization, along with strong collaboration with our customers, this process provides a framework for turning concepts into products that provide compelling value to our customers and enables us to bring these products to market cost effectively. In addition, we have a highly skilled engineering and management team with experience in order processing, service management, and fulfillment solutions to communications systems providers as well as state of the art software technologies and development methodologies (e.g., RUP™ and Extreme programming).

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

We believe we are well positioned to deliver comprehensive ordering, inventory, activation, and mediation solutions to the marketplace. MetaSolv’s competitors are categorized into three segments: point-product providers, services-centric firms, and internal information technology (IT) or information systems (IS) organizations. Point-product competitors tend to compete on price points and “best of breed” claims for products and solutions with relatively narrow functionality. Services-centric competitors tend to claim an ability to customize products and solutions, to provide long-term consulting, and in some cases to economize on price through these larger scale or longer-term engagements. Finally, we face competition from internal operations of service providers whose IS or IT groups would prefer to use their internal staff to design or build a custom solution, rather than purchase commercial off-the-shelf software and adapt it to their specific needs. We believe that the differentiating factors listed in the previous paragraph will continue to provide clear and compelling reasons for communications providers to prefer MetaSolv and its products to other competitive offerings. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the service fulfillment software market, and we expect that the market for our products and services will remain intensely competitive.

Software Protection and Other Proprietary Rights

To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual restrictions. Our trademarks include MetaSolv Software, the MetaSolv logo, MetaSolv Solution, MetaSolv QuickStart, MetaSolv Framework for Success, MetaSolv Field Operations Portal, MetaSolv Network and Service Planning, and Rapid Results. In addition, MetaSolv® is a federally registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent protection program. We have filed for patent protection on certain aspects of our software, and we may continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret, and trademark laws to protect our intellectual property, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology leadership position. In addition to intellectual property that we own, we also license certain intellectual property from third parties that is integrated with our software and used to perform key functions. There can be no assurance that in the future these third party licenses will continue to be available to us on commercially reasonable terms or at all.

We generally enter into confidentiality and/or license agreements with our employees, partners, and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We license, rather than sell our software and require our customers to enter into license agreements that restrict the use of our software.

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

Executive Officers

Our executive officers and their ages as of December 31, 2004, are as follows:

Name	Age	Position
T. Curtis Holmes, Jr.	42	President and Chief Executive Officer
Glenn A. Etherington	50	Chief Financial Officer
Jonathan K. Hustis	49	Executive Vice President-Legal, General Counsel and Corporate Secretary
Michael J. Cullen	45	Executive Vice President—Engineering
Sam L. Kelley	45	Executive Vice President—Services
Philip C. Thrasher	45	Executive Vice President—Sales—Americas and Asia Pacific
Anthony Finbow	41	Managing Director—EMEA

T. Curtis Holmes, Jr. has served as our President and Chief Executive Officer since August 2003. He served as President and Chief Operating Officer from January 2001 to July 2003. He has served as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, and development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

Glenn A. Etherington has served as our Chief Financial Officer since May 1999. Mr. Etherington held various senior management positions at Brite Voice Systems, a provider of enhanced communications products and interactive information systems, from August 1988 to May 1999. He was Chief Financial Officer from August 1988 to May 1999, Treasurer from August 1988 to May 1993 and Secretary from May 1993 to May 1999.

Jonathan K. Hustis has served as our Executive Vice President—Legal since January 2004. He has served as our General Counsel and Corporate Secretary since April 1997. He was our Vice President—Business Services from August 1998 to January 2004. Mr. Hustis was at Texas Instruments where he worked in its Corporate Finance Group from November 1995 to April 1997 and as Manager—Business Services in its Information Technology Group (Advanced Information Management and Enterprise Solutions divisions) from September 1989 to November 1995.

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

Sam L. Kelley has served as our Executive Vice President—Services since July 2001. From June 2000 to April 2001, Mr. Kelley was the Chief Operating Officer of Akili Systems Group, a developer of industry-based solutions for the communications, utilities, financial services and energy industries. Mr. Kelley was at IBM Global Services where he worked as Director, Managing Principal—Business Innovation Services from January 2000 to June 2000 and as Director, Managing Principal—Integration Services from January 1997 to December 1999. Mr. Kelley serves as a director of Geniant, Inc., a privately held professional services company. Effective March 11, 2005, Mr. Kelley will become our Executive Vice President—Program Management, an executive and not an officer position, and will no longer serve as Executive Vice President—Services.

Philip C. Thrasher has served as our Executive Vice President of Sales—Americas and Asia Pacific—since February 2002. From July 2000 to January 2002, Mr. Thrasher was an executive in the eBusiness and Service Commerce Portfolios at Nortel Networks, serving from July 2001 to January 2002 as Senior Vice President, Sales and Marketing. From June 1998 to June 2000, Mr. Thrasher was an executive officer with Architel Systems Corporation. His last position at Architel was Senior Vice President Telecom Solutions-Americas where he was responsible for the Sales, Alliances, and Professional Services Organizations.

Anthony C. Finbow has served as our Managing Director – EMEA (Europe, Middle East, and Africa) since February 2003. Prior to MetaSolv’s acquisition of Orchestream Holdings plc in February 2003, and beginning in December 2000, Mr. Finbow served in various capacities at Orchestream Holdings plc, including Senior Vice President of Business Development from December 2000 to February 2002, Secretary and Chief Financial Officer from February 2002 to February 2003, Chief Executive Officer from May 2002 to February 2003, and as a member of its Board of Directors from February 2002 to February 2003. From May 1998 to December 2000, Mr. Finbow served as a Director at Hypovereinsbank in London.

Employees

We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in developing, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by providing our employees an extensive orientation program to learn our technology, the industry we serve, and our corporate values. We intend to encourage continuous learning and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs designed to motivate and reward our employees. None of our employees is represented by an organized labor union nor have we experienced any work stoppages. As of December 31, 2004, we had 487 full-time employees, and contracted for approximately 73 additional full-time equivalent staff.

Factors That May Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes risks and uncertainties that we believe may adversely affect our business, financial conditions or results of operations. There are additional risks and uncertainties that we do not presently know about, or that we currently view as immaterial, that may also impair our business operations. This report is qualified in its entirety by these risks. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, they could materially harm our business, financial condition, or results of operations. In that case, the trading price of our common stock could decline.

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in certain quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order management, inventory management, service activation, and network mediation software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The timing of software maintenance agreement renewals and related payments, which could impact our ability to recognize a portion of maintenance support revenues in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs of operating the business;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance;

•	The occasional sale of large pass-through licenses or sublicenses for software provided by third parties, where MetaSolv may incur a substantial license fee that decreases margins on license revenues for the period; and

•	Changes in service and license revenues as a percentage of total revenues, as license revenues typically have a higher gross margin than service revenues.

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

Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies, bankruptcy filings by many new entrants, changes in spending patterns, and frequent new product and service introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are capable of adapting to changing technologies, industry standards, regulatory changes, and customer spending patterns and preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

New technologies, services, industry standards, or spending patterns could require significant changes in our business model, development of new products or provision of additional services. New products and services may be expensive to develop and may result in our encountering new competitors in the marketplace. Furthermore, if the overall market for our software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and operating results and financial condition could be materially adversely affected.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. During 2004 and 2003, our top ten customers accounted for 44% of our total revenues. To the extent that any major customer terminates its relationship with us, or that we are unable to consummate one or more substantial sales, our revenues could be adversely affected.

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

We have increased our development investment in service activation products and lowered development expense in certain products by contracting with offshore development resources, and are also working to expand our availability of consulting and training resources through alliances with these subcontractors. We believe that our success will depend in part on our ability to continue, expand and manage the use of offshore subcontracting resources in these and other respects. There are certain risks entailed in these practices, including but not limited to: those described under the topic of international operations below; the continued availability of these resources is not assured; the potential for migration of some expertise to a contractor outside of our organization; and our policies relating to development and protection of intellectual property rights may be harder or not possible to institute, manage or enforce in a subcontractor organization.

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

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles and problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communications industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements for a locally domiciled business entity; and

•	Regional variations in adoption and growth of new technologies served by our products;

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio, and in February 2003 we completed the acquisition of Orchestream Holdings plc, a manufacturer of IP network management software located in the United Kingdom. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

•	Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire will not prove to be those needed to be successful in the industry;

•	Potential difficulties in completing in process research and development projects;

•	Difficulty integrating new or acquired products and business operations in an efficient and effective manner;

•	Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

•	Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

•	Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

•	Potential loss of key employees of the acquired businesses;

•	Risk of diverting the attention of senior management from the operation of our business;

•	Risk of entering new markets in which we have limited experience;

•	Risk of increased costs related to expansion and compensation of indirect sales channels;

•	Difficulty in integrating our internal controls and procedures with acquired businesses and joint ventures;

•	Risk of increased costs related to royalties for third party products that may be included with our own software products and services; and

•	Future revenues and profits from acquisitions and investments may fail to achieve expectations.

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

FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We cannot predict the effect, if any, those future sales of our common stock by us, or the availability of shares of our common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of network resources, management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience:

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

Our licenses with customers generally contain provisions designed to limit our exposure to potential claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements usually cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or services giving rise to the damages. However, we cannot be sure that these contractual provisions will protect us from additional liability. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our operating results and financial condition.

OUR LIMITED ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE, AND WE MAY BE FOUND TO INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to assess and protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These risks may be increased by the addition of intellectual property assets through business or product acquisitions. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. These risks may also be increased by our use or others’ use with our products of software made available under open source software licenses, the terms of which may be subject to varying or commercially unfavorable interpretations, and the enforcement and application of which have not been extensively tested or settled in applicable judicial systems. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. We also may choose to forgo the costs and related benefits of certain intellectual property benefits in some of these jurisdictions.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO DETECT FRAUD OR REPORT OUR FINANCIAL RESULTS ACCURATELY, WHICH COULD HARM OUR BUSINESS.

Effective internal controls support our provision of reliable financial reports, as well as prevention and detection of fraud. We review and evaluate our internal controls systems periodically, to determine their effectiveness and identify potential areas of improvement. These evaluations and reports may indicate that enhancements or changes to these systems of internal controls are advisable. Furthermore, we may from time to time acquire businesses which have limited infrastructure and systems of internal controls. Assessing internal controls, making needed changes, and keeping internal controls processes effective is costly and consumes significant management time, especially with newly acquired entities. Even the best internal control systems are based in part on assessments of probability, and can give reasonable but not complete assurance that the system is working successfully. Given the inherent limitations of control systems, there can be no assurance that any design will achieve its stated goals under all potential future conditions. If we do not implement and maintain an effective system of internal controls or prevent fraud, we may incur losses or be subject to costly litigation. In those cases investors could lose confidence in our financial reporting. Our reputation and our operating results could be harmed, which could lower the trading price of our common stock.

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

ITEM 2.    PROPERTIES

The address of our headquarters is 5556 Tennyson Parkway, Plano, Texas 75024, and our telephone number at that address is (972) 403-8300. We lease two buildings in an office park in Plano, Texas, that total approximately 152,000 square feet. One of these buildings is used as our headquarters under a lease that expires in 2010. The other building, with approximately 52,000 square feet, has been vacated and approximately 42,000 square feet have been subleased through the end of our lease term. In addition, we lease facilities and offices in Denver, Colorado; McLean, Virginia; Kanata and Toronto, Ontario, Canada; Kensington Village, London, England; Rio de Janeiro, Brazil; Sophia Antipolis, France; Madrid, Spain; Rome, Italy; and Munich, Germany. Lease terms for all our locations expire at various times through 2010.

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

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
March 31	$3.65	$2.25	$1.71	$1.16
June 30	3.45	2.37	2.50	1.25
September 30	3.17	2.00	2.89	1.85
December 31	2.72	1.99	2.57	1.85

We have not paid cash dividends on our common stock, and do not plan to pay cash dividends to our stockholders in the near future. We are not bound by any contractual terms that prohibit or restrict the payment of dividends; however, we presently intend to retain our earnings to finance the future growth of the business.

As of February 22, 2005, we had approximately 5,800 beneficial stockholders, including approximately 150 stockholders of record. On that date, the closing price of our common stock on NASDAQ was $2.57 per share.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Total revenues	$81,161	$79,506	$91,204	$121,274	$137,674
Gross profit	46,534	38,592	38,806	87,945	93,140
Operating expenses	61,739	82,191	121,324	84,974	74,752
Purchased in process research and development	—	1,781	4,060	2,940	—
Restructuring and other costs	4,500	8,558	12,126	3,142	—
Goodwill impairment	—	2,227	28,742	—	—
Income (loss) from operations	(15,205)	(43,599)	(82,518)	2,971	18,388
Net income (loss)	$(15,987)	$(56,610)	$(66,794)	$2,717	$16,043
Net income (loss) per share of common stock:
Basic	$(0.40)	$(1.48)	$(1.77)	$0.07	$0.45
Diluted	$(0.40)	$(1.48)	$(1.77)	$0.07	$0.40

Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$11,858	$17,870	$40,779	$80,658	$93,695
Working capital	20,575	21,996	64,886	131,567	129,579
Total assets	62,766	80,316	139,406	189,218	198,699
Total current liabilities	31,774	36,619	40,385	27,657	49,474
Total stockholders’ equity	$30,992	$43,697	$99,021	$161,173	$148,950

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Unaudited Quarterly Consolidated Financial Data:
2004:
Total revenues	$21,498	$20,196	$19,902	$19,565
Gross profit	12,257	10,902	12,180	11,195
Operating expenses	14,142	12,976	16,965	17,656
Restructuring and other costs	(396)	—	2,748	2,148
Loss from operations	(1,885)	(2,074)	(4,785)	(6,461)
Net loss	$(2,441)	$(2,376)	$(4,748)	$(6,422)
Net loss per share of common stock:
Basic and diluted	$(.06)	$(.06)	$(0.12)	$(0.17)
2003:
Total revenues	$19,422	$17,126	$21,833	$21,125
Gross profit	8,996	7,552	11,357	10,687
Operating expenses	20,603	16,953	21,047	23,588
Purchased in process research and development	—	—	141	1,640
Restructuring and other costs	5,573	—	1,658	1,327
Goodwill impairment	—	—	—	2,227
Loss from operations	(11,607)	(9,401)	(9,690)	(12,901)
Net loss	$(27,998)	$(9,354)	$(9,406)	$(9,852)
Net loss per share of common stock:
Basic and diluted	$(.73)	$(.24)	$(.25)	$(.26)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of operations support systems (OSS) software solutions that help communications service providers manage their networks and services. Our order management, inventory management, service activation and network mediation products and services automate service providers’ business processes across network planning and engineering, operations and customer care. Our customers successfully use MetaSolv products to introduce new services more easily, reduce service delivery times, reduce operating expenses, and optimize return on capital expenditures. All of our revenues come from the sale of software licenses, related professional services, and support of our software.

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order processing, management and fulfillment software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002), and Orchestream Holdings, plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. We have continued that expansion with organic operating growth in 2004. Today we have offices in 11 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

MetaSolv’s acquisitions of new products, customers and personnel, have been key factors that resulted in significant increases in our operating costs as a percentage of revenue during periods when revenue from certain products was declining during 2002 and 2003. The difficult market environment along with these acquisitions necessitated that we rationalize our product offerings and reduce staffing levels in order to realize expected cost synergies and to bring our cost structure to a sustainable level. Our restructuring activities during 2003 and early 2004 allowed us to reduce our operating expenses by approximately $15 million annually, which we believe will contribute to lowering our costs as a percentage of revenues.

The environment for marketing OSS software solutions to communications service providers remains challenging, as many telecommunications companies have reduced their operating costs and capital expenditures to cope with the depressed economic state of their industry that experienced a precipitous downturn that began in late 2000. During 2004 we began to experience modest improvement in order activity, interest in our products, revenues and reduced operating losses.

We expect the trends that will drive increasing demand for our products and services will include an increasing worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments, and an overall growing demand for voice and data services. We have invested significantly in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management, service activation and network mediation has positioned us well to provide end to end service fulfillment capabilities to both leading and emerging communications service providers around the world.

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

Our software licensing and professional services agreements with customers typically have terms and conditions that are described in signed orders and a master agreement with each customer. Our sales for a given period typically involve large financial commitments from a relatively small number of customers. Accordingly, delays in the completion of sales during a quarter may negatively impact revenues in that quarter. Consistent with industry practice, we sometimes agree to bill our license fees in more than one installment over extended periods. When installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all other revenue recognition criteria have been met.

We recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98- 9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided, or on a milestone basis, as appropriate. We recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

Our software products are priced to meet the needs of our target market segments, which include large facility-based incumbent wireline service providers and wireless and IP service providers. We charge a base price for core products, coupled with additional license fees for add-on modules. In addition, we typically scale our license pricing based on the extent of our customers’ usage as measured by the number of users of our product, the number of our customers’ subscribers, or the size of the network our product helps manage. We sell additional license capacity for our products when our customers’ usage of our product exceeds earlier license limits. Annual maintenance and support contracts are generally priced as a percentage of the license fee for the product being maintained. For a new customer, our initial sale of licenses and associated services, including maintenance and support, generally ranges from several hundred thousand to several million dollars.

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

Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimate in the period the revisions are determined.

We normally ship our software and perform services shortly after we receive orders. As a result, our quarterly financial results are largely dependent on orders received during that period.

We recognize revenue only in cases where we believe collection is probable. In situations where collection is doubtful or when we have indications that a customer is facing financial difficulty, we recognize revenue as cash payments are received. In addition, for customers not on the cash basis of accounting, we maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received, in addition to establishing a general reserve based upon our collection history that is applied to all amounts that are not specifically identified. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. The allowance for doubtful accounts reflects our best estimate of the ultimate recovery of accounts receivable as of the reporting date. Changes may occur in the future that may cause us to reassess the collectibility of amounts and at which time we may need to reduce or provide additional allowances in excess of that currently provided.

Each year we assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses we have reserved all of our deferred tax assets at December 31, 2004.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in process research and development, stock compensation expense, and restructuring costs. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information presented in accordance with generally accepted accounting principles included in our press releases, quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

Results of Operations

The year 2004 remained difficult for software companies selling into the communications industry. Many customers continued to restrain capital spending, and pricing pressures were often intense. Our results include the following financial accomplishments:

•	Increased our penetration at large communications service providers, such that 45% of the world’s top 100 communications providers are our customers,

•	Five consecutive quarters of sequential revenue growth,

•	Year-over-year improved gross profit margins in both licenses and services, and

•	Year-over-year reduction in negative cash flows from operations and total cash flows.

We believe our actions in 2004 provide a good foundation for future revenue growth and a return to profitability.

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	30%	28%	34%
Service	70%	72%	66%

Total revenues	100%	100%	100%

Cost of revenues:
License	1%	2%	5%
Service	37%	42%	35%
Amortization and impairment of intangible assets	5%	8%	17%

Total cost of revenues	43%	51%	57%

Gross profit	57%	49%	43%

Operating expenses:
Research and development	29%	37%	36%
Sales and marketing	28%	32%	31%
General and administrative	14%	19%	16%
Purchased in process research and development	—%	2%	4%
Restructuring and other costs	6%	11%	13%
Goodwill impairment	—%	3%	32%

Total operating expenses	76%	103%	133%

Loss from operations	(19%)	(55%)	(90%)
Interest and other income, net	1%	1%	2%
Gain (loss) on investments	—%	—%	—%

Loss before taxes	(19%)	(53%)	(89%)
Income tax expense (benefit)	1%	18%	(15%)

Net loss	(20%)	(71%)	(73%)

2004 COMPARED TO 2003

Revenues

Total revenues in the year ended December 31, 2004 were $81.2 million, representing a 2% increase from $79.5 million in 2003. The increase in revenues between these periods resulted from higher sales of software licenses while services revenue was essentially unchanged from year to year.

License fees.    License revenues in 2004 increased 8% to $24.0 million, compared to $22.2 million in 2003. The increase in license revenue is primarily attributed to more sales of network resource management software licenses following release of our “M6” solution, and also due to higher sales of network mediation products.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operating support systems infrastructure. We believe the strength of our product portfolio positions us well to initiate new deployments and extend deployments at existing customers.

Services.    Services revenues are generated from technical consulting, educational training classes and maintenance support for our license products. Revenues from services were $57.1 million in 2004, compared to $57.3 million in 2003, with a slight increase in consulting revenues offset by a small decrease in maintenance revenues.

Consulting and education service revenues increased 4% to $18.3 million in 2004 from $17.7 million in 2003. The increase in consulting and education revenues resulted from a larger number of customer engagements supporting the increase in license sales.

Post-contract customer support, or maintenance revenues, decreased 2% to $38.8 million in 2004, from $39.7 million in 2003. The decrease in maintenance revenues is primarily due to an arrangement to provide support to a customer for a third party software product on a resale basis in 2003. In 2004 this maintenance was contracted directly between the third party provider and the customer. Excluding the resale of third party maintenance in 2003, maintenance revenues in 2004 were approximately equal to the maintenance revenues in 2003.

Future growth of maintenance revenues is largely dependent on our retention of existing customers, and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of Revenues.    As of December 31, 2004, our active customer list includes more than 180 communications service providers worldwide, including nearly half of the world’s 100 largest providers. During 2004, our top ten customers represented 44% of our total revenue with our largest single customer accounting for 11% of revenues. In any given year we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent year is likely to have a material adverse affect on our results of operations and financial condition.

International Revenues.    During 2004, we recognized $47.2 million in revenues from sources outside the United States compared to $43.9 million in 2003, representing 58% and 55% of revenue in each period, respectively. The growth in international revenues during 2004 was due to our increased penetration into European, Asian and Latin American markets.

Cost of Revenues

License Costs.    License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.9 million in 2004 and $1.3 million in 2003, representing 4% and 6% of license revenues in each period, respectively. The decrease in license costs in 2004 in absolute dollars and as a percentage of revenue is primarily due to the mix of products sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue.

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

Service costs were $30.0 million in 2004, down from $33.2 million in 2003, representing 53% and 58% of service revenues in each period, respectively. The decrease in service costs in 2004 was primarily due to lower professional consulting staff costs, partially offset by higher subcontractor costs and maintenance-related engineering costs. Service margins in 2004 improved over 2003 due to improved utilization of our own consulting resources and use of subcontracting services where they lower our cost.

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

In 2004, amortization of intangible assets totaled $3.7 million, compared to $6.5 million in 2003. The decrease in amortization expense between 2004 and 2003 is due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to support product development. During 2004, research and development expenses decreased 20% to $23.7 million from $29.6 million in 2003, representing 29% and 37% of total revenues in each period, respectively. The year-to-year decrease in research and development expense was primarily due to a 15% reduction in staffing, primarily related to the consolidation of our European development function into our Canadian operations.

During 2004, our research and development investments were focused on our core competencies of network resource management, service activation and network mediation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems, to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs in general by shifting many routine tasks to offshore development resources.

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

In 2004, sales and marketing expenses decreased 11% to $22.6 million from $25.3 million in 2003, representing 28% and 32% of revenues in each period, respectively. The decrease in sales and marketing expense in 2004 compared to 2003 was primarily due to 8% lower staffing and related expenses. The staffing reductions achieved alignment of resources with expected market conditions. We will invest in sales and marketing resources, where necessary, in order to expand our direct and indirect sales and marketing channels, and to achieve additional revenues.

General and Administrative Expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in 2004 decreased 25% to $11.0 million, compared to $14.7 million in 2003, representing 14% and 19% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to 13% lower staffing in administrative functions, cost reductions in facilities and telecommunications expenses, and a decrease in the allowance for doubtful accounts required.

Restructuring and other Costs.    Restructuring and other costs during 2004 totaled $4.5 million, comprised of $1.9 million for a reduction of 65 positions, $1.7 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. The estimated annualized cost savings from these reductions is approximately $7 million.

During 2003, we restructured our operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those already in house. These charges consisted of $4.4 million for reduction in force of approximately 135 positions, approximately $4.8 million for the consolidation of space at our US headquarters location, in Canada and in the United Kingdom, and a $0.8 million nonrecurring adjustment to prepaid royalties, partially offset by a reduction in accrued liabilities of approximately $1.4 million related primarily to adjustments to liabilities assumed as part of our previous acquisitions.

All severance payments are expected to be completed by the end of the third quarter of 2005. The lease payments will continue through 2010 and they will be partially offset through sublease agreements.

Interest and Other Income, Net

In 2004, interest and other income, net, primarily consisting of interest income and interest expense, was $0.5 million, compared to $1.1 million in 2003. The decrease in interest and other income was primarily due to unfavorable changes in currency rates of exchange and a decline in cash and marketable securities balances upon which we receive interest income.

Gain (loss) on Investments

During the fourth quarter of 2004, we determined that the decline in the fair value of an equity investment in a private company below its carrying value was other than temporary. Accordingly, we recorded a non-cash charge of $0.3 million to write down the value of the investment.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.9 million in 2004 and $14.4 million in 2003. The 2004 income tax expense consisted primarily of foreign withholding tax provisions. The relatively high income tax expense in 2003 is due to a revaluation of our deferred tax assets. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence at the end of 2003, which included our recent operating performance and projections for near term future performance, we recorded a valuation reserve against the remaining deferred tax assets on the books in the fourth quarter of 2003. If taxable income is generated in the future, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

2003 COMPARED TO 2002

Revenues

Total revenues in the year ended December 31, 2003 were $79.5 million, representing a 13% decrease from $91.2 million in 2002. The decrease in revenues between these periods primarily resulted from a decline in software license transactions.

License fees.    License revenues in 2003 were $22.2 million, compared to $30.9 million in 2002. The 28% decline in license revenues in 2003 resulted primarily from fewer sales of some mature products, partially offset by higher revenues from sales of service activation products and the addition of Orchestream license revenue in 2003. Additionally, our average revenue per license transaction in 2003 declined over 20% compared to 2002, due to smaller implementations and competitive pricing pressures.

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

Post-contract customer support, or maintenance revenues, decreased slightly to $39.7 million in 2003, from $40.0 million in 2002. The decrease in maintenance revenues was primarily due to a decline in maintenance revenues from mature products, largely offset by higher revenues for our service activation products and the addition of maintenance revenues from products acquired from Orchestream. The newly acquired products represented approximately 11% of our total maintenance revenues in 2003.

Concentration of Revenues.    During 2003, our top ten customers represented 44% of our total revenue with no single customer accounting for more than 10% of revenues.

International Revenues.    During 2003, we recognized $43.9 million in revenues from sources outside the United States compared to $34.8 million in 2002, representing 55% and 38% of revenue in each period, respectively. The growth in international revenues during 2003 was due to our increased penetration into European and Asian markets, accelerated by our product acquisitions.

Cost of Revenues

License Costs.    License cost of revenues were $1.3 million in 2003 and $4.4 million in 2002, representing 6% and 14% of license revenues in each period, respectively. The decrease in license costs in 2003 in absolute dollars is primarily due to the lower license sales upon which royalty agreements are based, and the mix of products sold in each period. The decrease in license costs as a percent of license revenue in 2003 reflects differences in the mix of our products sold in each period.

Service Costs.    Service cost of revenues were $33.2 million in 2003, up from $32.1 million in 2002, representing 58% and 53% of service revenues in each period, respectively. The increase in service costs in 2003 was due to higher customer-specific engineering expenses, the addition of a customer care operation in the United Kingdom and expenses to support third party software. The increase in service costs as a percentage of service revenues was primarily due to a higher level of software engineering effort for specific customers.

Amortization and Impairment of Intangible Assets.    In 2003, cost of revenues included $6.5 million in amortization of intangible assets acquired from Nortel Networks and Orchestream, a decrease of 59% from $15.8 million in 2002. The decrease in amortization expense between 2003 and 2002 is due to the write-off in 2002 of intangibles from a previous acquisition, partially offset by the addition of intangible assets related to the Orchestream acquisition.

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

Sales and Marketing Expenses.    In 2003, sales and marketing expenses decreased 10% to $25.3 million from $28.1 million in 2002, representing 32% and 31% of revenues in each period, respectively. The decrease in sales and marketing expense in 2003, compared to 2002, was primarily due to 18% lower staffing.

General and Administrative Expenses.    General and administrative expenses in 2003 decreased 2% to $14.7 million, compared to $15.0 million in 2002, representing 19% and 16% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to lower provisions for bad debts, staff reductions and facilities consolidations, partially offset by the addition of facilities and information systems expenses related to our newly acquired Orchestream operations in Europe. The increase in expense as a percentage of revenues reflects the relatively fixed nature of our facilities and communications infrastructure.

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

In 2002, we recorded a pre-tax charge of $4.1 million for IPR&D in connection with our acquisition of certain OSS assets from Nortel Networks. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the IPR&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates from 25% to 32% for the various IPR&D projects. These projects were essentially completed by year-end 2002.

Restructuring and Other Costs.    During 2003, we restructured our operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those already in house. These charges consisted of $4.4 million for reduction in force of approximately 135 positions, approximately $4.8 million for the consolidation of space at our US headquarters location, in Canada and in the United Kingdom, and a $0.8 million nonrecurring adjustment to prepaid royalties, partially offset by a reduction in accrued liabilities of approximately $1.4 million related primarily to adjustments to liabilities assumed as part of our previous acquisitions. The annualized cost savings projected from these actions was approximately $15.0 million.

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

The market capitalization of the Company remained at a level below its book value in the first quarter of 2003, and therefore this prolonged decline in the market capitalization indicated that the capitalization of goodwill as a result of the acquisition of Orchestream Holdings plc was not warranted. Accordingly, we eliminated the goodwill associated with this acquisition and recorded a charge of $2.2 million.

Interest and Other Income, Net

In 2003, interest and other income, net, primarily consisting of interest income and interest expense, was $1.1 million, compared to $1.7 million in 2002. The decrease in interest and other income was primarily due to a decline in cash and marketable securities balances upon which we receive interest income, and lower interest rates earned on invested balances.

Income Tax Expense (Benefit)

We recorded income tax expense of $14.4 million in 2003 and an income tax benefit of $14.0 million in 2002. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which included our recent operating performance and projections for near term future performance, during 2003, we recorded a valuation reserve against the remaining deferred tax assets on the books. If taxable income is generated in the future, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

Liquidity and Capital Resources

At December 31, 2004, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $35.2 million and representing 57% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Total cash and marketable securities decreased $6.7 million during 2004, from a balance of $41.9 million at December 31, 2003. The decline in cash and marketable securities during 2004 resulted primarily from losses from operations during the first half of the year and payments related to restructuring liabilities. This decline was partially offset by $3.2 million in proceeds from the sale of vacant land.

Cash used in operating activities during 2004 was $11.2 million, primarily attributable to the operating loss and payments for restructuring related expenses, partially offset by improved collections of accounts receivable.

Investing activities generated $2.6 million during 2004. Gross proceeds from the sales of property, equipment and land were $3.8 million. Capital expenditures for investments in computer equipment and facilities improvements were $1.7 million for the year.

Financing activities generated $2.1 million during 2004 from proceeds of exercised employee stock options and employee stock purchase contributions.

Favorable movements in the currency exchange rates improved our cash position approximately $450,000 during the year 2004 as cash positions outside of the United States benefited from the weakening of the US dollar against the Canadian dollar, the Euro, and the British pound.

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

We had no unusual capital commitments at December 31, 2004, and our principal commitments consist of obligations under operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $22.3 million through 2010, which will be retired within the ordinary course of business, including approximately $7.2 million in leases for properties that we no longer occupy. We have no abnormal contractual obligations at December 31, 2004, and our principal commitments consist of obligations under non-cancelable operating leases as shown in the following table (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases
United States	$17,252	$3,024	$5,767	$5,790	$2,671
International	5,032	1,852	2,976	204	—

Totals	$22,284	$4,876	$8,743	$5,994	$2,671

New Accounting Standards

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement supersedes APB Option 25, Accounting for Stock Issued to Employees, and is effective for reporting periods beginning after June 15, 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. The Company is planning to adopt this new standard in the first quarter of 2005. The estimated impact of this change in accounting will be an increase in stock compensation costs of existing grants approximately $1.5 million to $1.8 million per quarter in 2005.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which addresses the effect of the American Jobs Creation Act of 2004 one time deduction for qualifying repatriations of foreign earnings. The implementation of this new law did not have a material impact on the financial statements.

In January 2003, and December 2003, the FASB issued and then revised Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. Certain provisions of this Interpretation were effective for the third quarter of 2003 and others were effective January 1, 2004. FIN 46 did not have an impact on our financial position or results of operations.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At December 31, 2004, the weighted average pre-tax interest rate on the investment portfolio was approximately 2.4%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates had averaged 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position.

(b)    Foreign Currency

We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes.

Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. Dollar. The most significant risk is in the Company’s Canadian operations where it maintains research and development staff and customer support operations. The Company is reviewing alternatives to protect its investments in the Canadian locations from significant foreign currency risks. If the Canadian exchange rate to the U.S. dollar had varied by 10% more than it did in 2004, the impact to the company’s 2004 net loss would have been a change of 10%. If the Canadian exchange rate averages 10% more in 2005 than in 2004, and assuming the same local currency revenues and expenses in 2005 as in 2004, there would be an unfavorable profit impact of approximately $1.5 million in 2005, assuming no hedging. The Company also has foreign currency risk against the Euro, the British pound, and the Brazilian Real, but has mitigated these risks somewhat with revenue generation in these locations denominated in local currency.

ITEM 8.	FI NANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MetaSolv, Inc.:

We have audited the accompanying consolidated balance sheets of MetaSolv, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MetaSolv, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Dallas, Texas

March 28, 2005

METASOLV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,858	$17,870
Marketable securities	23,354	23,993
Trade accounts receivable, less allowance for doubtful accounts of $2,110 in 2004 and $3,327 in 2003	12,482	11,330
Unbilled receivables	1,156	1,622
Prepaid expenses	2,842	2,307
Other current assets	657	1,493

Total current assets	52,349	58,615
Property and equipment, net	6,685	13,990
Intangible assets	2,787	6,473
Other assets	945	1,238

Total assets	$62,766	$80,316

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,780	$4,748
Accrued expenses	19,644	23,497
Deferred revenue	7,350	8,374

Total current liabilities	31,774	36,619
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 40,937,985 in 2004, and 38,576,708 in 2003	205	193
Additional paid-in capital	148,772	145,260
Deferred compensation	(229)	(18)
Accumulated other comprehensive income	370	401
Accumulated deficit	(118,126)	(102,139)

Total stockholders’ equity	30,992	43,697

Total liabilities and stockholders’ equity	$62,766	$80,316

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	$24,017	$22,182	$30,880
Service	57,144	57,324	60,324

Total revenues	81,161	79,506	91,204
Cost of revenues:
License	919	1,275	4,446
Service	30,022	33,156	32,115
Amortization and impairment of intangible assets	3,686	6,483	15,837

Total cost of revenues	34,627	40,914	52,398

Gross profit	46,534	38,592	38,806

Operating expenses:
Research and development	23,661	29,599	33,262
Sales and marketing	22,566	25,315	28,096
General and administrative	11,012	14,711	15,038
Restructuring and other costs	4,500	8,558	12,126
Purchased in process research and development	—	1,781	4,060
Goodwill impairment	—	2,227	28,742

Total operating expenses	61,739	82,191	121,324

Loss from operations	(15,205)	(43,599)	(82,518)
Interest and other income, net	468	1,075	1,679
Gain (loss) on investments	(317)	32	—

Loss before taxes	(15,054)	(42,492)	(80,839)
Income tax expense (benefit)	933	14,396	(14,045)
Minority interest	—	278	—

Net loss	$(15,987)	$(56,610)	$(66,794)

Net loss per share of common stock:
Basic	$(0.40)	$(1.48)	$(1.77)

Diluted	$(0.40)	$(1.48)	$(1.77)

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Common stock subscription	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	37,422,649	$187	—	$—	$139,774	$(24)	$(154)	$125	$21,265	$161,173
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(66,794)	(66,794)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation	—	—	—	—	—	—	—	19	—	19

Total comprehensive loss										(66,881)

Exercise of stock options	148,820	1	—	—	186	—	—	—	—	187
Employee stock purchase plan common stock issued	372,749	2	—	—	1,073	—	—	—	—	1,075
Purchase of treasury stock	—	—	(4,480)	(2)	—	—	—	—	—	(2)
Cancellation of treasury stock	(4,480)	—	4,480	2	(2)	—	—	—	—	—
Repayment of subscription note	—	—	—	—	—	24	—	—	—	24
Tax benefit from disqualifying dispositions	—	—	—	—	3,357	—	—	—	—	3,357
Amortization of deferred compensation	—	—	—	—	—	—	88	—	—	88

Balance, December 31, 2002	37,939,738	190	—	—	144,388	—	(66)	38	(45,529)	99,021

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(56,610)	(56,610)
Unrealized loss on marketable securities securities	—	—	—	—	—	—	—	(18)	—	(18)
Foreign currency translation	—	—	—	—	—	—	—	381	—	381

Total comprehensive loss										(56,247)

Exercise of stock options	51,574	—	—	—	57	—	—	—	—	57
Employee stock purchase plan common stock issued	572,203	3	—	—	892	—	—	—	—	895
Purchase of treasury stock	—	—	4,985	16	—	—	—	—	—	16
Cancellation of treasury stock	(4,985)	—	(4,985)	(16)	—	—	—	—	—	(16)
Tax benefit from disqualifying dispositions	—	—	—	—	47	—	—	—	—	47
Stock compensation	18,178	—	—	—	65	—	(36)	—	—	29
Amortization (forfeiture) of deferred compensation	—	—	—	—	(189)	—	84	—	—	(105)

Balance, December 31, 2003	38,576,708	193	—	—	145,260	—	(18)	401	(102,139)	43,697

Comprehensive loss:					—
Net loss	—	—	—	—	—	—	—	—	(15,987)	(15,987)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(145)	—	(145)
Foreign currency translation	—	—	—	—	—	—	—	114	—	114

Total comprehensive loss										(16,018)

Exercise of stock options	1,674,918	9	—	—	1,245	—	—	—	—	1,254
Employee stock purchase plan common stock issued	499,450	2	—	—	820	—	—	—	—	822
Cancellation of treasury stock	(24)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	186,933	1	—	—	1,447	—	(588)	—	—	860
Amortization of deferred compensation	—	—	—	—	—	—	377	—	—	377

Balance, December 31, 2004	40,937,985	$205	—	$—	$148,772	$—	$(229)	$370	$(118,126)	$30,992

See accompanying notes to consolidated financial statements.

45

METASOLV, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(15,987)	$(56,610)	$(66,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	2,227	28,742
Amortization and impairment of intangible assets	3,686	6,483	15,836
Depreciation	4,853	7,888	5,756
Stock compensation	1,237	(76)	88
Provision for bad debts	359	1,542	3,692
Loss on asset disposal	296	134	1,828
Deferred tax expense (benefit)	—	13,706	(12,189)
Tax benefit from disqualifying dispositions	—	47	3,357
Minority interest	—	(278)	—
Loss (gain) on investments	317	(32)	—
Purchased in process research and development	—	1,781	4,060
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable	(1,180)	6,082	(7,804)
Unbilled receivables	466	124	(1,121)
Other assets	380	7,549	(5,379)
Accounts payable and accrued expenses	(4,351)	(11,485)	4,841
Deferred revenue	(1,250)	(3,138)	(3,891)

Net cash used in operating activities	(11,174)	(24,056)	(28,978)

Cash flows from investing activities:
Purchases of property and equipment	(1,706)	(2,467)	(3,436)
Proceeds from the sale of property and equipment	3,828	24	14
Purchase of marketable securities	(33,601)	(67,327)	(51,826)
Proceeds from sale of marketable securities	34,100	73,322	78,638
Decrease (increase) in restricted cash	—	12,999	(12,666)
Proceeds from sale of investments	15	174	—
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquisition)	—	(3,982)	—
Acquisition of Nortel Networks’ OSS Software Assets.	—	—	(35,594)

Net cash provided by (used in) investing activities	2,636	12,743	(24,870)

Cash flows from financing activities:
Proceeds from common stock transactions	2,076	952	1,286
Purchase of treasury stock	—	—	(2)

Net cash provided by financing activities	2,076	952	1,284

Effect of exchange rate changes on cash	450	118	19

Decrease in cash and cash equivalents	(6,012)	(10,243)	(52,545)
Cash and cash equivalents, beginning of year	17,870	28,113	80,658

Cash and cash equivalents, end of year	$11,858	$17,870	$28,113

Supplemental disclosures of cash flow information—
Cash paid during the year for:
Interest	$113	$43	$66

Income taxes	$1,038	$892	$293

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

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

The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management’s estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, approximately $1,292,000 and $1,246,000 as of December 31, 2004 and 2003, respectively, represented billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of unbilled receivables, approximately $501,000 and $568,000 as of December 31, 2004 and 2003, respectively, represented costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

Accounts receivable include only those amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

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

d)  Marketable Securities and Equity Investments

Marketable securities at December 31, 2004 and 2003 consist of commercial paper, U.S. government agency obligations, corporate bonds and municipal bonds. The Company classifies all of its marketable securities as available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains and losses are reported as a component of comprehensive income in shareholders’ equity until realized. Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary.

The Company uses the cost method to account for its investments in non-marketable equity securities. A decline in the market value deemed to be other than temporary is charged to earnings. During 2004, the Company recorded an impairment charge of $332,250 for other than temporary declines in the value of an investment in equity securities of a private company.

e)  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the term of the lease, if shorter. The estimated useful lives are as follows:

Years
Furniture and fixtures	3-7
Computer equipment	3
Leasehold improvements	3-11
Other equipment	3-7

Certain prior period amounts for property and equipment and accrued expenses have been reclassified to conform with the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

In connection with the February 2003 acquisition of Orchestream Holdings plc, the Company recorded a charge of $1,781,000 for purchased in process research and development. At the date of the acquisition, the purchased in process research and development projects had not yet reached technological feasibility and had no alternative future uses. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The value of the in process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were computed using discount rates ranging from 20% to 30% for the various in process research and development projects. These projects were essentially completed by year-end 2003.

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

i)  Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts of existing assets and liabilities recorded for financial reporting purposes and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is reflected in income tax expense in the period that includes the enactment date. Based upon the available evidence, which included recent operating performance and projections for future near term performance, the Company recorded a valuation reserve against the remaining deferred tax assets on the books in 2003. The value of these tax benefits depends on future taxable profits, and the Company’s management believes it appropriate to fully reserve these assets until the Company begins to utilize these tax benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

k)  Accounting for Stock Options

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant. Deferred compensation has been recorded as a component of stockholders’ equity and is being amortized, based on a graded vesting schedule, as provided by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and is charged to operations over the vesting period of options granted at less than fair market value. Amortization of deferred compensation was $377,000, $84,000, and $88,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net loss:
As reported	$(15,987)	$(56,610)	$(66,794)
Add back: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	1,237	(76)	52
Subtract: Stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net income if the fair value based method had been applied to all awards	(10,790)	(13,272)	(8,788)

Pro forma net loss	$(25,540)	$(68,673)	$(75,530)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.40)	$(1.48)	$(1.77)
Pro forma	$(0.64)	$(1.81)	$(2.01)

l)  Comprehensive Loss

The Company reports comprehensive loss in its consolidated statements of stockholders’ equity. Comprehensive loss includes, net of taxes, unrealized gains or losses on available-for-sale securities and cumulative foreign currency translation adjustments. The cumulative unrealized loss on available-for-sale securities as of December 31, 2004, was $146,000. The cumulative foreign currency translation gain as of December 31, 2004, was $516,000.

m)  Foreign Currency Translations

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. The resulting translation adjustments are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations. The net foreign currency exchange gains (losses) were ($257,000), $25,000, and $70,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

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

o)  Recently Adopted Accounting Standards

New Accounting Standards

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement supersedes APB Option 25, Accounting for Stock Issued to Employees, and is effective for reporting periods beginning after June 15, 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. The Company is planning to adopt this new standard in the first quarter of 2005. The estimated impact of this change in accounting will be an increase in stock compensation costs for existing grants of approximately $1.5 million to $1.8 million per quarter in 2005.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which addresses the effect of the American Jobs Creation Act of 2004 one time deduction for qualifying repatriations of foreign earnings. The implementation of this new law did not have a material impact on the Company’s financial position or results of operations.

In January 2003, and December 2003, the FASB issued and then revised Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. Certain provisions of this Interpretation were effective for the third quarter of 2003 and others were effective January 1, 2004. FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets is incurred. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of Statement 143 did not have a material effect on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

in the third quarter of 2003 and did not have a material impact on the Company’s financial position or results of operations.

2)  Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2004 and 2003 (in thousands):

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$18,000	$—	$147	$17,853
Corporate and municipal bonds	5,500	1	—	5,501

Total marketable securities	$23,500	$1	$147	$23,354

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,994	$—	$—	$2,994
Obligations of U.S. government agencies	16,000	—	1	15,999
Corporate and municipal bonds	5,000	—	—	5,000

Total marketable securities	$23,994	$—	$1	$23,993

Proceeds from sales of available-for-sale marketable securities were $34,100,000, $73,322,000 and $78,638,000, for the years ended December 31, 2004, 2003 and 2002 respectively. There were no realized gains or losses from the sale of available-for-sale marketable securities as the Company generally holds such investments until maturity.

As of December 31, 2004, the contractual maturities of the Company’s marketable securities were as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 120 days	$5,500	$5,501
121 days to two years	18,000	17,853

Total marketable securities	$23,500	$23,354

3)  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Property and equipment at cost
Land	$—	$3,671
Computer equipment and software	19,817	17,888
Furniture and fixtures	4,082	4,432
Leasehold improvements	8,344	7,960
Telecommunications equipment	2,214	2,147

	34,457	36,098
Less accumulated depreciation and amortization	(27,772)	(22,108)

Property and equipment, net	$6,685	$13,990

Approximately 20% of the Company’s net fixed assets are located in Canada, where a significant portion of its Global Customer Care and Research and Development operations are located.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

4)  Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current income tax expense (benefit):
Federal	$—	$—	$(2,062)
Foreign	933	690	711
State	—	—	(505)

	933	690	(1,856)

Deferred income tax expense (benefit):
Federal	—	12,193	(10,667)
State	—	1,513	(1,522)

	—	13,706	(12,189)

Total expense (benefit)	$933	$14,396	$(14,045)

Loss before income taxes included approximately $440,000, $12,556,000, and $214,000 of non-U.S. loss for the years ended December 31, 2004, 2003 and 2002 respectively. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Computed “expected” tax expense (benefit)	$(5,269)	$(14,872)	$(28,294)
Expenses not deductible for tax purposes	76	39	133
State and local taxes, net of federal benefit	(538)	(989)	(2,658)
Acquisition and restructuring	(21,657)	912	2,231
Research and development tax credits	(138)	(2,025)	(1,899)
Valuation allowance	27,359	30,668	16,245
Foreign tax differential	1,074	548	307
Other	26	115	(110)

Income tax expense (benefit)	$933	$14,396	$(14,045)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued expenses	$1,040	$4,611
Allowance for doubtful accounts	933	1,409
Research and development credit carryforward	8,780	6,966
Investment valuation differences	740	717
Asset basis and depreciation	5,319	1,336
Technology rights, goodwill and amortization	11,622	12,669
U.S. net operating loss carryforward	21,560	16,703
Non U.S. operating loss carryforward	28,050	6,274

Total deferred tax assets	$78,044	$50,685
Valuation allowance	(78,044)	(50,685)

Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For financial reporting purposes, a valuation allowance exists at December 31, 2004 to offset deferred tax assets based upon the tax losses incurred during years 2002 through 2004.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004, will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of earnings	$77,193
Additional paid-in-capital	851

Total	$78,044

Included in the above valuation allowance is approximately $28,000,000 related to the acquired net operating loss carryforward of Orchestream. Any reduction in the valuation allowance related to these carryforwards will first be applied toward the remaining intangible assets and then as a reduction of income tax expense.

The Company has aggregate U.S. tax loss carryforwards of approximately $56,000,000, which expire through the year 2023. Excluding tax loss carryforwards for non-U.S. subsidiaries which are being liquidated, the Company has aggregate non-U.S. tax loss carryforwards of approximately $93,500,000. The Company also has approximately $4,400,000 of U.S. research tax credit carryforwards that begin expiring in 2018 and $4,500,000 of non-U.S. research tax credits carryforwards that begin expiring in 2012.

5)  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued royalties	$1,980	$1,803
Employee compensation	2,352	2,608
Deferred rent	1,888	1,992
Income taxes payable	1,132	1,220
Acquisition	2,158	2,382
Restructuring expenses	6,740	8,653
Other expenses	3,394	4,839

	$19,644	$23,497

6)  Stock Option Plan and Employee Stock Purchase Plan

Stock Options: In August 1999, the Company adopted the MetaSolv, Inc. Long-Term Incentive Plan pursuant to which the Board of Directors may grant options to purchase company stock. As of December 31, 2004, the number of shares authorized under the plan was 18,520,161. At December 31, 2004, there were 2,492,803 shares available for grant under the plan.

Generally, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All options have terms of ten years or less, and most options vest in four or five equal cumulative installments beginning on the first anniversary of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

The per share weighted-average fair value of stock options granted each year, estimated using the Black-Scholes option-pricing model with the indicated assumptions were as follows:

	2004	2003	2002
Weighted – average fair value of stock option	$2.08	$1.25	$3.15
Black-Scholes Assumptions:
Dividend rate	—	—	—
Average risk-free interest rate	2.85%	3.27%	3.82%
Average volatility	80%	82%	118%
Expected life in years	5.0	5.0	5.0

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance as of December 31, 2001	7,418,469	$10.02
Granted	4,081,383	3.85
Exercised	(148,820)	1.26
Forfeited	(1,406,271)	13.71

Balance as of December 31, 2002	9,944,761	7.02
Granted	2,539,660	1.54
Exercised	(51,574)	1.10
Forfeited	(1,590,711)	8.82

Balance as of December 31, 2003	10,842,136	5.50
Granted	2,410,750	3.16
Exercised	(1,674,918)	0.75
Forfeited	(925,749)	7.22

Balance as of December 31, 2004	10,652,219	$5.56

At December 31, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.34 to $97.75 and 2.84 years, respectively. The following table presents information about outstanding stock options as of December 31, 2004:

		Weighted average		Options exercisable
Range of Exercise Prices	Number of options	Exercise price	Contractual life	Number of options	Weighted average exercise price
$ 0.34 – $ 1.74	2,573,773	$1.49	3.00	2,291,523	$1.51
1.75 – 3.20	2,952,800	2.99	3.93	304,475	2.45
3.50 – 6.19	2,633,001	4.83	3.04	2,002,516	4.59
6.28 – 19.94	2,219,245	9.92	1.26	1,753,504	10.14
20.66 – 97.75	273,400	43.40	0.52	272,850	43.45

Totals	10,652,219			6,624,868

The following table shows the number of stock options that were outstanding and exercisable at the end of the previous three years.

	2004	2003	2002
Options exercisable	6,624,868	5,199,890	3,365,402
Weighted Average exercise prices	$6.49	$6.52	$7.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

Employee Stock Purchase Plan: In August 1999, the Company adopted the MetaSolv, Inc. Employee Stock Purchase Plan. As of December 31, 2004, the number of shares authorized under the plan was 2,440,032. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. There were 499,450, 572,203, and 372,749 shares of common stock issued under the plan during 2004, 2003 and 2002, respectively.

Restricted Stock Awards: During 2004 and 2003, the Company granted restricted stock awards of 186,933 and 18,178 shares, respectively, of common stock to key executives and two directors under the Company’s Long Term Incentive Plan. There were 168,026 awards issued to the executives in 2004, which vest equally over three years, with vesting accelerated in the event of a change in control. There were 18,907 and 18,178 awards in 2004 and 2003, respectively, issued to two directors as payment of their annual retainer in lieu of cash, under the director’s normal compensation plan. These stock awards vest annually, with vesting accelerated in the event of a change in control. The market value of these stock awards at date of grant was $588,071 and $36,758, in 2004 and 2003, respectively, and is being amortized as compensation expense over the vesting periods. The Company recorded compensation expense of $377,000 and $17,100 related to restricted stock awards in 2004 and 2003, respectively.

7)  Retirement and Savings Plans

The Company has various pension and savings plans under which employees are entitled to receive matching company contributions, subject to certain regulatory limitations. The Company made matching contributions of approximately $1,249,000, $1,431,000 and $1,438,000 in 2004, 2003 and 2002, respectively.

8)  Commitments and Contingencies

Leases

The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,	Total minimum lease payments
2005	$4,876,379
2006	4,803,455
2007	3,939,452
2008	3,072,425
2009	2,921,425
Thereafter	2,670,763

$22,283,899

Rent expense was $4,762,000, $5,446,000 and $8,534,000 in 2004, 2003 and 2002, respectively.

Approximately $7,200,000 of these minimum future lease payments, less approximately $3,300,000 of expected sublease income is for space that has been vacated, and has been accrued as a part of Restructuring and Other Costs. The Company has a sublease arrangement for some of the vacant space that will provide the Company with approximately $542,000 of sublease income annually beginning in March 2005 and ending in November 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

9)  Net loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(15,987)	$(56,610)	$(66,794)

Denominator for basic and diluted net loss per share:
Weighted average common and common equivalent shares outstanding	39,674	38,177	37,658

Net loss per common share:
Basic and diluted	$(0.40)	$(1.48)	$(1.77)

Securities that were not included in the computation of diluted net loss per share because their effect was antidilutive consist of the following:

	2004	2003	2002
Options to purchase common stock	10,652,219	10,842,136	9,944,761
Restricted stock awards	186,933	18,178	—

Total	10,839,152	10,860,314	9,944,761

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

The Company’s chief operating decision-maker is considered to be the President and Chief Executive Officer. The President and Chief Executive Officer reviews financial information presented on a Company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the President and Chief Executive Officer is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: communications software and related services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

Revenue information regarding operations for different products and services is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
Software license fees	$24,017	$22,182	$30,880
Professional services	18,347	17,674	20,357
Post-contract customer support	38,797	39,650	39,967

Total revenues	$81,161	$79,506	$91,204

Total revenue derived from non-U.S. locations was approximately $47,208,000, $43,928,000 and $34,839,000 in 2004, 2003 and 2002, respectively. Revenues in the United Kingdom accounted for approximately 21% of total revenues in 2004 and 2003.

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. One customer accounted for 11% and 12% of the company’s revenues in 2004 and 2003, respectively. A second customer accounted for 15% of the Company’s revenues in 2002 and 36% of the Company’s account receivable at December 31, 2002.

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

The Company accounted for the acquisition using the purchase method of accounting, as required by SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The results of Orchestream were included with those of the Company effective February 2003.

The purchase price was allocated to identifiable assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill which is not deductible for tax purposes. In addition, deferred taxes were recognized for the difference between the book and tax basis of certain intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

A summary of the allocation of the purchase price follows (in thousands):

Cash purchase price	$12,997
Transaction costs	1,148

Total Purchase Price	$14,145

Allocation of the purchase price:
Tangible assets acquired	$6,088
Purchased in process research and development	1,781
Developed technology, including patents	3,700
Customer relationships	2,298
Contract rights	747
Deferred tax liabilities	(2,418)
Minority interest	(278)

Net identifiable assets acquired	11,918

Goodwill	2,227

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

The Company accounted for the acquisition as a business combination using the purchase method of accounting, as required by Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets.” The financial results of this acquisition were included with those of the Company effective February 2002.

The total purchase price was allocated to identifiable assets and liabilities based on their respective estimated fair values as of the closing date of the transaction. The tangible assets were inventoried and evaluated by an independent third party, and do not differ materially from the net book value in the historical financial statements of Nortel Networks. The identifiable assets, which consist of customer arrangements, the core technology related to the products, and in process research and development costs, were valued by an independent third party. We allocated the excess of the purchase price over the fair value of the net identifiable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

assets acquired to goodwill, which will be deductible for tax purposes over the next fifteen years. In addition, deferred taxes have been recognized for the difference between the book and tax basis of certain intangible assets.

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

The $4,060,000 allocated to purchased in process research and development costs was charged to expense upon closing. The developed technology was amortized over its useful life of two years and the customer contracts are being amortized over their useful life of three years.

12)  Restructuring and Other Costs

In 2004, restructuring and other costs totaled $4,500,000 comprised of $1,951,000 for a reduction of 65 positions, $1,689,000 related to consolidation of facilities and $860,000 in stock compensation expense related to a former executive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

The following table summarizes the status of the restructuring actions which is included in accrued liabilities (in thousands):

	Employee Severance	Exit Cost	Other	Total
Balance at December 31, 2003	$1,427	$7,226	$—	$8,653
Restructuring and other charges	1,951	1,689	860	4,500
Amounts utilized in 2004	(3,141)	(2,412)	(860)	(6,413)

Balance at December 31, 2004	$237	$6,503	$—	$6,740

The severance payments are expected to be completed by third quarter 2005 and the lease payments will continue through 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2004, 2003 and 2002

The following is a summary of intangible assets at December 31, 2004 and 2003 (in thousands):

	2004
	Gross Carrying Cost	Accumulated Amortization	Net	Wt Avg Amort Period
Developed technology	$12,290	$10,930	$1,360	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationship	2,298	871	1,427	60 Months

Total intangible assets	$20,328	$17,541	$2,787	29 Months

	2003
	Gross Carrying Cost	Accumulated Amortization	Net	Wt Avg Amort Period
Developed technology	$12,290	$9,503	$2,787	23 Months
Customer contracts	5,740	3,940	1,800	35 Months
Customer relationship	2,298	412	1,886	60 Months

Total intangible assets	$20,328	$13,855	$6,473	29 Months

During 2002, the Company reassessed the value of intangible assets and as a result reduced the value of these assets and recorded a non-cash charge of $7,178,000. This charge is included in the Amortization and Impairment of Intangible Assets line of the Consolidated Statements of Operations.

Amortization expense related to intangible assets was approximately $3,686,000, $6,483,000 and $8,659,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to intangible assets subject to amortization at December 31, 2004 will be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2005	$1,693
2006	587
2007	460
2008	47

$2,787

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2004	$3,327	$359	$285	$1,861	$2,110
Year ended December 31, 2003	$3,825	$1,542	$—	$2,040	$3,327
Year ended December 31, 2002	$3,171	$3,692	$—	$3,038	$3,825

Valuation allowance for deferred tax assets:
Year ended December 31, 2004	$50,685	$25,354	$2,005	$—	$78,044
Year ended December 31, 2003	$17,327	$30,668	$3,772	$1,082	$50,685
Year ended December 31, 2002	$1,149	$16,245	$—	$67	$17,327

The addition to the valuation allowance for deferred tax assets charged to other accounts in 2003 was related to the Company’s acquisitions and in 2004 was related to changes in the currency exchange rates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, and due to the existence of a material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in alerting them on a timely basis to material information relating to the Company required to be included in our periodic SEC reports. The material weakness did not impact our 2004 revenue, cash flow, or any other significant performance indicator. The deficiency did not result in a material misstatement in our 2004 financial statements nor does it affect the Company’s financial condition or future operations.

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004, because of the material weakness described below. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

As of December 31, 2004, the Company did not employ personnel with adequate expertise in matters related to the accounting for estimated income tax exposures and foreign income taxes. This control deficiency results in more than a remote likelihood that a material misstatement of the income tax accounts and disclosures in the annual or interim consolidated financial statements would not be prevented or detected.

KPMG LLP, our registered public accounting firm, has issued an attestation report on our assessment of our internal control over financial reporting. Their report is included below in the section titled “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls.    There were no changes to our internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MetaSolv, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that MetaSolv, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in the accounting for income tax exposures and foreign income taxes identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MetaSolv, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: The Company did not employ personnel with adequate expertise in matters related to the accounting for income tax exposures and foreign income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MetaSolv, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that MetaSolv, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MetaSolv, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP

Dallas, Texas

March 28, 2005

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The following table provides information as of December 31, 2004, regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	10,652,219	$5.56	2,492,803

Equity compensation plans not approved by security holders	—	—	—

	10,652,219	$5.56	2,492,803

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

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements, notes and independent auditors’ report described in Item 8, to which reference is hereby made.

(2)	Financial Statement Schedule. The financial statement schedule described in Item 8, to which reference is hereby made.

(3)	Exhibits. The following exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv Software, Inc., MS Merger, Inc., and the Registrant. Incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

2.2	Asset Purchase Agreement dated January 21, 2002, by and among Nortel Networks Limited, as vendor, MetaSolv Software, Inc. as purchaser, and the Registrant as guarantor. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 15, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2	Specimen Certificate of the Registrant’s common stock. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

Exhibit No.	Description

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.8	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.9	Indemnification Agreement dated July 3, 2002, between MetaSolv, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

10.1	1992 Stock Option Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.2	Long-Term Incentive Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.3	Employee Stock Purchase Plan. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.4	Mutual Release between the Registrant and Michael J. Watters dated November 20, 1998. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.5	Commercial Lease Agreement between the Registrant and Crown Invest I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.6	Commercial Lease Agreement between the Registrant and William R. Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.7	Consent to Assignment of lease dated February 1, 2002 by and between Architel Systems Corporation, MetaSolv Software Canada Inc. and First Real Properties Limited, and associated Lease Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

10.8	Indemnity Agreement dated February 1, 2002 by and between First Real Properties Limited and MetaSolv Software, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002,

10.9	Sublease dated June 4, 2002 between Zarlink Semiconductor Inc. and MetaSolv Software Canada, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.10	Consent to Sublease Agreement dated June 4, 2002 among Mitel Research Park Corporation, Zarlink Semiconductor Inc. and MetaSolv Software Canada Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.11	Indemnity Agreement dated June 4, 2002 by MetaSolv, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

Exhibit No.	Description

10.12	Master Software License and Service Agreement entered into between Registrant and Qwest Communications Corporation, dated May 30, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.13	Master Software License and Services Agreement entered into between Registrant and Allegiance Telecom, Inc., dated December 19, 1997. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.14	Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc. adopted as a special resolution by its sole shareholder on July 20, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.15	Share Purchase Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., Lat45 Information Systems Inc., each of the shareholders of Lat45 Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.16	Exchange Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of Lat45 Information Systems Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.17	Registration Rights Agreement dated July 20, 2001, by and among the Registrant, each of the shareholders of Lat45 Information Systems Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.18	Amendment No. 1 to the Registration Rights Agreement dated August 3, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.19	Amendment No. 2 to the Registration Rights Agreement dated August 10, 2001, by and between Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.20	Amendment No. 1 to the Share Purchase Agreement dated August 20, 2001, by and between MetaSolv Canada Holdings Inc. and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.21	Amendment No. 3 to the Registration Rights Agreement dated November 16, 2001, by and between the Registrant and Joseph Hatchuel, as shareholders’ representative. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registrations Statement on Form S-3 filed on March 4, 2002, registration number 333-67428.

10.22	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Michael J. Cullen. Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.23	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Glenn A. Etherington. Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

Exhibit No.	Description

10.24	Employment Agreement dated as of July 28, 2003, by and between MetaSolv Software, Inc. and T. Curtis Holmes, Jr. Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on March 12, 2004, registration number 000-28129.

10.25	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Jonathan K. Hustis. Incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.26	Employment Agreement dated as of December 1, 2002, by and between MetaSolv Software, Inc. and Sam L. Kelley. Incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.27	Employment Agreement dated as of July 3, 2002, by and between MetaSolv Software, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.

10.28	Amendment to Employment Agreement dated February 13, 2003 by and between MetaSolv Software, Inc. and Phillip C. Thrasher. Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on March 27, 2003, registration number 000-28129.

10.29	First Amendment to MetaSolv, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on March 11, 2003.

10.30	Settlement Waiver and General Release Agreement, dated as of June 1, 2004, by and between MetaSolv Software, Inc. and James P. Janicki incorporated by reference to Exhibit 10.30 to the Registrant’s current report on Form 8K filed on July 30, 2004.

10.31	Form of Incentive Stock Option Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Registrant’s current report on Form 8K filed on September 10, 2004.

10.32	Form of NonQualified Stock Option Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Registrant’s current report on Form 8K filed on September 10, 2004.

10.33	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Registrant’s current report on Form 8K filed on September 10, 2004.

10.34	Form of Performance Award Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.34 to the Registrant’s current report on Form 8K filed on September 10, 2004.

*21	Subsidiaries of the Registrant

*23.1	Consentof KPMG LLP, independent registered public accounting firm.

*31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

METASOLV, INC.

Dated: March 30, 2005	By:	/s/ T. CURTIS HOLMES, JR.
T. Curtis Holmes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John E. Berndt John E. Berndt	Chairman of the Board	March 30, 2005

/s/ T. Curtis Holmes, Jr. T. Curtis Holmes, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2005

/s/ John W. White John W. White	Director	March 30, 2005

/s/ Laurence J. Bouman Laurence J. Bouman	Director	March 30, 2005

/s/ Royce J. Holland Royce J. Holland	Director	March 30, 2005

/s/ Terry L. Scott Terry L. Scott	Director	March 30, 2005

/s/Glenn A. Etherington Glenn A. Etherington	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2005