Form 10-Q
period 2005-03-31
METASOLV INC
filed 2005-05-10
CIK 916704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, there were 41,611,257 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,235	$11,858
Marketable securities	23,244	23,354
Trade accounts receivable, less allowance for doubtful accounts
of $2,076 in 2005 and $2,110 in 2004	13,063	12,482
Unbilled receivables	2,676	1,156
Prepaid expenses	1,964	2,842
Other current assets	601	657

Total current assets	52,783	52,349

Property and equipment, net	6,007	6,685
Intangible assets	2,364	2,787
Other assets	948	945

Total assets	$62,102	$62,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,650	$4,780
Accrued expenses	19,458	19,644
Deferred revenue	9,888	7,350

Total current liabilities	32,996	31,774

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 41,611,257 in 2005, and in 40,937,985 in 2004	208	205
Additional paid-in capital	150,412	148,772
Deferred compensation	(1,547)	(229)
Accumulated other comprehensive income	214	370
Accumulated deficit	(120,181)	(118,126)

Total stockholder’s equity	29,106	30,992

Total liabilities and stockholder’s equity	$62,102	$62,766

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues:
License	$5,951	$5,906
Service	5,294	3,846
Maintenance	10,115	9,813

Total revenues	21,360	19,565

Cost of revenues:
License	59	173
Services and maintenance	8,583	7,133
Amortization of intangible assets	423	1,064

Total cost of revenues	9,065	8,370

Gross profit	12,295	11,195

Operating expenses:
Research and development	6,335	7,040
Sales and marketing	5,529	5,708
General and administrative	2,488	2,760
Restructuring and other costs	—	2,148

Total operating expenses	14,352	17,656

Loss from operations	(2,057)	(6,461)
Interest and other income, net	251	138
Gain on investments	—	15

Loss before taxes	(1,806)	(6,308)
Income tax expense	249	114

Net loss	$(2,055)	$(6,422)

Basic and diluted loss per common share	$(0.05)	$(0.17)

Basic and diluted weighted average shares outstanding	40,829	38,758

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,055)	$(6,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	423	1,064
Depreciation and amortization	849	1,411
Stock compensation	297	92
Provision for bad debts	—	100
Loss (gain) on asset disposals and investments	(8)	6
Changes in operating assets and liabilities:
Trade accounts receivable, net	(549)	(2,073)
Unbilled receivables	(1,517)	(106)
Other assets	790	(1,142)
Accounts payable and accrued expenses	(1,306)	554
Deferred revenue	2,551	864

Net cash used in operating activities	(525)	(5,652)

Cash flows from investing activities:
Purchases of property and equipment	(215)	(198)
Proceeds from the sale of property and equipment	9	—
Purchases of marketable securities	(6,000)	(14,507)
Proceeds from sale of marketable securities	6,015	19,164
Proceeds from sale of investments	—	15

Net cash provided (used) by investing activities	(191)	4,474

Cash flows from financing activities:
Proceeds from common stock transactions	27	439

Net cash provided by financing activities	27	439

Effect of exchange rate changes on cash	66	295

Decrease in cash and cash equivalents	(623)	(444)
Cash and cash equivalents, beginning of period	11,858	17,870

Cash and cash equivalents, end of period	$11,235	$17,426

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. For the three-month periods ended March 31, 2005 and 2004, unrealized gains on available-for-sale securities and foreign currency translation adjustments, net of taxes, were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31
	2005	2004
Net loss	$(2,055)	$(6,422)
Unrealized gains (losses) on marketable securities	(109)	4
Foreign currency translation adjustments	(47)	(228)

Total comprehensive loss	$(2,211)	$(6,646)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004
Net loss	$(2,055)	$(6,422)

Less stock-based employee compensation expense in reported net loss, net of related tax effects	(297)	(92)

Plus total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,601)	(3,169)

Pro forma net loss	$(3,359)	$(9,499)

Basic and diluted loss per share of common stock:
As reported	$(0.05)	$(0.17)
Pro forma	$(0.08)	$(0.25)

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

Where the Company has entered into a fixed price arrangement for consulting services, revenues are recognized for the arrangement on a percentage-of-completion basis as the services are provided or on a milestone basis, as appropriate.

3) Earnings Per Share

Securities that were not included in the computation of diluted earnings per share for the three-month period ending March 31, 2005, because their effect was antidilutive, were options to purchase 11,275,136 shares of common stock and 771,998 shares of non-vested restricted common stock. Securities that were not included in the computation of diluted earnings per share for the three-month period ending March 31, 2004, because their effect was antidilutive, were options to purchase 12,251,553 shares of common stock and 190,549 shares of unvested restricted common stock.

4) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended March 31
	2005	2004
Software license fees	$5,951	$5,906
Services	5,294	3,846
Maintenance	10,115	9,813

Total revenues	$21,360	$19,565

5) Restructuring and Other Costs

During the three months ended March 31, 2004, the Company reduced its workforce to align costs with expected market conditions, and to continue to integrate and rationalize the operations of previous acquisitions with those of the Company. These actions resulted in charges of $2.1 million and the elimination of 64 positions. These severance payments were essentially completed by December 31, 2004.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Total
Balance at January 1, 2005	$237	$6,503	$6,740
Amounts utilized	(132)	(686)	(818)

Balance at March 31, 2005	$105	$5,817	$5,922

There were no restructuring charges for the three months ending March 31, 2005.

6) Goodwill and Other Intangible Assets

The Company is required to periodically assess the value of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company is one reporting unit, as defined by the standard. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data.

The following is a summary of intangible assets at March 31, 2005, and December 31, 2004 (in thousands):

	March 31, 2005
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	12,290	11,237	1,053	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	987	1,311	60 Months

Total intangible assets	20,328	17,964	2,364

	December 31, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	12,290	10,930	1,360	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	871	1,427	60 Months

Total intangible assets	20,328	17,541	2,787

Amortization expense related to intangible assets was approximately $423,000 and $1,064,000 for the three months ended March 31, 2005 and 2004, respectively.

Amortization expense related to intangible assets subject to amortization at March 31, 2005, is projected as follows for the next four years (in thousands):

For the remaining nine months:	2005	$1,270
For year:	2006	$587
For year:	2007	$460
For year:	2008	$47

		$2,364

7) Indemnifications

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

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management, inventory management, service activation, and network mediation software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002), and Orchestream Holdings, plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. We have continued that expansion with organic operating growth in 2005. Today we have offices in 11 locations around the world, serving over 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

The environment for marketing OSS software solutions to communications service providers remains challenging, as many telecommunications companies have reduced their operating costs and capital expenditures to cope with the depressed economic state of their industry that experienced a precipitous downturn that began in late 2000. During 2004 and into the first quarter of 2005, we have experienced modest improvement in order activity, interest in our products, revenues and reduced operating losses.

We expect the trends that will drive increasing demand for our products and services include an increasing worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments, and an overall growing demand for voice and data services. We have invested significantly in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management, service activation and network mediation has positioned us well to provide end-to-end service fulfillment capabilities to both leading and emerging communications service providers around the world.

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

We recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided, or on a milestone basis, as appropriate. We recognize service revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

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

Service revenues consist principally of software implementations and customer training. We use our own employees and subcontract with system integrator partners to provide consulting services to our customers. MetaSolv consulting and education services are offered on a fixed price and an hourly basis, depending on the nature of the work and customer preferences.

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

Maintenance revenues consist of income from software upgrades and support services for our customers. Our software maintenance agreements are typically contracted on an annual subscription basis and include both customer support and the right to product updates.

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

Each year we assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses we have reserved all of our deferred tax assets.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in-process research and development, stock compensation expense, and restructuring costs. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information presented in accordance with generally accepted accounting principles included in our press releases, quarterly reports on Form 10-Q and our annual reports on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended March 31,
	2005	2004
Revenues:
License	28%	30%
Services	25%	20%
Maintenance	47%	50%

Total revenues	100%	100%

Cost of revenues:
License	0%	1%
Services and maintenance	40%	36%
Amortization of intangible assets	2%	5%

Total cost of revenues	42%	43%

Gross profit	58%	57%

Operating expenses:
Research and development	30%	36%
Sales and marketing	26%	29%
General and administrative	12%	14%
Restructuring and other costs	—	11%

Total operating expenses	67%	90%

Loss from operations	(10%)	(33%)
Interest and other income, net	1%	1%

Loss before taxes	(8%)	(32%)
Income tax expense	1%	1%

Net loss	(10%)	(33%)

Revenues

Total revenues in the first quarter of 2005 were $21.4 million, a 9% increase from $19.6 million in the first quarter of 2004. The increase in revenues between these periods primarily resulted from higher professional services revenue, while license and maintenance revenues increased to a lesser extent.

License Fees. License revenues in the first quarter of 2005 were $6.0 million, up slightly from $5.9 million in the first quarter of 2004. License revenues in the United States increased 25% from first quarter 2004 to first quarter 2005, partially offset by a 38% decrease in Europe’s license revenues.

Services. Services revenues consist of technical consulting and education services. Services revenues increased 38% to $5.3 million in the first quarter of 2005, from $3.8 million in the first quarter of 2004. The increase was largely due to a higher number of implementation projects in North America.

Maintenance. Maintenance revenues consist of post-contract customer support, including license product updates. Maintenance revenues increased 3% to $10.1 million in the first quarter of 2005, from $9.8 million in the first quarter of 2004. This increase in maintenance revenues was primarily due to an overall high customer retention, and growth in maintenance revenues from service activation products.

Concentration of Revenues. As of March 31, 2005, our active customer list includes more than 180 communication service providers worldwide, including nearly half of the world’s 100 largest service providers. During the first quarter of 2005, our top ten customers represented approximately 39% of our total revenue with no single customer representing more than 10% of total revenue. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During the first quarter of 2005, we recognized $12.1 million in revenues from customers outside the United States compared to $12.6 million in the first quarter of 2004, representing 57% and 64% of revenue in each period, respectively.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products, and revenue-based third party engineering fees. License cost of revenues was $0.1 million in the first quarter of 2005 and $0.2 million in the first quarter of 2004 and represented 1% and 3% of license revenues in each period, respectively. This decrease in license cost of revenues as a percentage of license revenues was primarily due to lower negotiated royalty rates and the mix of products sold in each period. Royalties on individual license products range from zero to approximately 50% of revenue.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Service and Maintenance Cost. Service and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service and maintenance cost of revenues were $8.6 million in the first quarter of 2005, up from $7.1 million in the first quarter of 2004, representing 56% and 52% of service and maintenance revenues in each period, respectively. This increase in service and maintenance cost of revenues, in dollars and as a percentage of revenues, was largely due to the relatively higher proportion of consulting services, which is more labor-intensive than maintenance. Services margins were also adversely affected by lower-priced consulting contracts, partially offset by lower third party royalties related to maintenance product shipments.

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

In the first quarter of 2005, cost of revenues included $0.4 million in amortization of intangible assets, a decrease of 60% from $1.1 million in the first quarter of 2004. The decrease in amortization expense between 2005 and 2004 is due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the first quarter of 2005, research and development expenses decreased 10% to $6.3 million from $7.0 million in the first quarter of 2004, representing 30% and 36% of total revenues in each period, respectively. This decrease in research and development expense between these periods was primarily due to a 20% reduction in research and development staffing.

During first quarter of 2005, our research and development investments were focused on our core competencies of network resource management, service activation and network mediation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease software integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs in general by shifting many routine tasks to offshore development resources. Offshore development resources currently represent between 5% and 10% of our total research and development investments, and is expected to grow in the near term. The increase in outsourcing would be to provide routine software development and customer support.

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

In the first quarter of 2005, sales and marketing expenses decreased 3% to $5.5 million from $5.7 million in the first quarter of 2004, representing 26% and 29% of revenue in each period, respectively. The decrease in sales and marketing expense in 2005 compared to 2004 was primarily due to lower commission expense to third party sales partners, and lower expense related to the recruiting and education of new employees.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in the first quarter of 2005 decreased 10% to $2.5 million, compared to $2.8 million in the first quarter of 2004, representing 12% and 14% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to lower facilities expense, depreciation, and business insurance premiums.

Restructuring and other Costs. During the first quarter of 2004, we reduced our workforce to align costs with expected market conditions. These actions resulted in a restructuring charge of $2.1 million for a reduction of 64 positions. The estimated annualized cost savings from these reductions is approximately $7 million. The severance payments were essentially completed in 2004.

There was no restructuring expense during the first quarter of 2005.

Interest and Other Income, Net

In the first quarter of 2005, interest and other income, net, primarily consisting of interest income and interest expense, was $0.3 million, compared to $0.1 million in the first quarter of 2004. The increase in interest and other income was primarily due to higher interest income from our marketable securities and interest income on a one time sales tax recovery.

Income Tax Expense

We recorded income tax expense of $0.2 million in the first quarter of 2005 and $0.1 million in the first quarter of 2004. The increase in tax expense in the first quarter of 2005 was primarily due to increased revenues in the United States to countries with tax withholding requirements.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, we are continuing to fully reserve our deferred tax assets which we started reserving in the second quarter of 2004. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory United States federal tax rate.

Liquidity and Capital Resources

At March 31, 2005, our primary sources of liquidity were cash and cash equivalents and marketable securities, totaling $34.5 million and representing 56% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $0.7 million from a balance of $35.2 million at December 31, 2004.

Cash used in operating activities during the three months ending March 31, 2005, was $0.5 million, comprised of our $2.1 million net loss adjusted for the following non-cash expenses within our net income: depreciation, amortization of intangibles and stock compensation. Working capital was relatively unchanged during the period.

Net cash used by investing activities was $0.2 million for the three months ending March 31, 2005, comprised primarily of capital expenditures for computing equipment.

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

Our principal capital commitments consist of obligations under non-cancelable operating leases as shown in the following table (in thousands). We had outstanding contractual obligations for cumulative lease payments of approximately $21 million through 2010, which will be retired within the ordinary course of business, including approximately $6.8 million in leases for properties that we no longer occupy.

At March 31, 2005, our contractual obligations were as follows (in $000’s):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases
United States	$16,507	$2,279	$5,767	$5,790	$2,671
International	4,493	1,368	2,928	197	—

Totals	$21,000	$3,647	$8,695	$5,987	$2,671

New Accounting Pronouncement

There were no new accounting pronouncements in the first quarter of 2005 that would have a material impact on our financial results.

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement supersedes APB Option 25, Accounting for Stock Issued to Employees, and is effective for annual reporting periods beginning after June 15, 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. The Company is planning to adopt this new standard in the first quarter of 2006. The estimated impact of this change in accounting will be an increase in stock compensation costs approximately $1.5 million to $1.8 million per quarter in 2006.

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

New technologies, service industry standards, or spending patterns could require significant changes in our business model, development of new products or provision of additional services. New products and services may be expensive to develop and may result in our encountering new competitors in the marketplace. Furthermore, if the overall market for our software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and operating results and financial condition could be materially adversely affected.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the first quarter of 2005, no customer accounted for 10% or more of total revenue and our top ten customers accounted for 39% of total revenues. During 2004, our top ten customers accounted for 44% of our total revenues. To the extent that any major customer terminates its relationship with us, or that we are unable to consummate one or more substantial sales, our revenues could be adversely affected.

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

We also believe that our success will depend on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining business contacts with our customers. Our senior management team and key technical personnel would be very difficult to replace and the loss of any of these key employees could seriously harm our business.

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. In February 2002 we completed the acquisition of certain OSS assets from Nortel Networks that added service activation and other products to our product portfolio, and in February 2004 we completed the acquisition of Orchestream Holdings plc, a manufacturer of IP network management software located in the United Kingdom. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At March 31, 2005, the weighted average pre-tax interest rate on the investment portfolio was approximately 2.6%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position.

(b) Foreign Currency

We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. Our operating expenses in Europe are primarily in the local currency, which serves to mitigate some of our exposure to the Euro and British Pound. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes. During the quarter ended March 31, 2005, there was a weakening in the U.S. dollar against the Canadian dollar, that when combined with our balance sheet exposure, contributed to a decrease in equity of approximately $47,000.

Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency exchange rates against the U.S. dollar. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2005). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were (1) designed to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) are not yet reportable as effective, because of the material weakness reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management is implementing the necessary remediation as stated in Item 4(c) below.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The Company’s Report of Management on Internal Control over Financial Reporting is contained in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company identified, based on its assessment, a material weakness in internal controls relating to employing personnel with adequate expertise in matters related to accounting for estimated tax exposures and foreign income taxes.

(c) Remediation Steps to Address Material Weakness

Management has identified and is implementing remediation activity necessary to address the material weakness relating to accounting for income tax estimates and foreign income taxes. Management’s remediation actions include:

•	Improving the skills, knowledge and experience available to the Company for the preparation and review of its quarterly and annual income tax provision in foreign jurisdictions by utilizing an independent accounting firm with expertise in tax accounting rules and regulations in foreign jurisdictions;

•	Enhancing the level of review of the preparation of our quarterly and annual income tax provision calculations;

•	Providing in-house personnel with additional training on SFAS No. 109, “Accounting for Income Taxes”; and

•	Improving the process and documentation standards relating to the preparation of the income tax provision calculations.

Management is committed to remediating the material weakness as quickly as reasonably possible. Management believes that the steps taken to date are sufficient to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time period specified in the SEC’s rules and forms. Management expects that its independent auditors will be in a position to test and conclude that the material weakness has been remediated prior to end of 2005.

(d) Scope of the Controls Evaluation

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Dated: May 10, 2005

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant