Form 10-Q
period 2005-06-30
METASOLV INC
filed 2005-08-02
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2005 there were 41,899,864 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,694	$11,858
Marketable securities	24,576	23,354
Trade accounts receivable, less allowance for doubtful accounts of $2,492 in 2005 and $2,110 in 2004	17,624	12,482
Unbilled receivables	2,707	1,156
Prepaid expenses	1,808	2,842
Other current assets	603	657

Total current assets	54,012	52,349

Property and equipment, net	5,883	6,685
Intangible assets	1,940	2,787
Other assets	917	945

Total assets	$62,752	$62,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,743	$4,780
Accrued expenses	19,341	19,644
Deferred revenue	9,102	7,350

Total current liabilities	33,186	31,774

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 41,889,864 in 2005, and 40,937,985 in 2004	209	205

Additional paid-in capital	150,848	148,772
Deferred compensation	(951)	(229)
Accumulated other comprehensive income	304	370
Accumulated deficit	(120,844)	(118,126)

Total stockholders’ equity	29,566	30,992

Total liabilities and stockholders’ equity	$62,752	$62,766

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
License	$6,475	$5,916	$12,426	$11,822
Services	7,109	4,278	12,403	8,124
Maintenance	9,824	9,708	19,939	19,521

Total revenues	23,408	19,902	44,768	39,467
Cost of revenues:
License	176	194	235	367
Services and maintenance	9,388	6,678	17,971	13,811
Amortization of intangible assets	423	850	846	1,914

Total cost of revenues	9,987	7,722	19,052	16,092

Gross profit	13,421	12,180	25,716	23,375
Operating expenses:
Research and development	5,991	5,769	12,326	12,809
Sales and marketing	6,102	5,782	11,631	11,490
General and administrative	1,818	2,666	4,306	5,426
Restructuring and other costs	—	2,748	—	4,896

Total operating expenses	13,911	16,965	28,263	34,621

Loss from operations	(490)	(4,785)	(2,547)	(11,246)
Interest and other income, net	170	276	421	414
Gain on investments	—	—	—	15

Loss before taxes	(320)	(4,509)	(2,126)	(10,817)
Income tax expense	343	239	592	353

Net loss	$(663)	$(4,748)	$(2,718)	$(11,170)

Basic and diluted loss per common share	$(0.02)	$(0.12)	$(0.07)	$(0.29)

Basic and diluted weighted average shares outstanding	41,045	39,460	40,937	39,192

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,718)	$(11,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	846	1,914
Depreciation and amortization	1,507	2,645
Stock compensation	847	1,046
Provision for bad debts	(627)	192
Loss (gain) on asset disposal	(8)	188
Gain on investments	—	(15)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,777)	(3,508)
Unbilled receivables	(1,571)	460
Other assets	906	(149)
Accounts payable and accrued expenses	2	(1,012)
Deferred revenue	1,864	573

Net cash used in operating activities	(3,729)	(8,836)

Cash flows from investing activities:
Purchases of property and equipment	(800)	(1,181)
Proceeds from sale of assets	11	64
Purchases of marketable securities	(9,777)	(29,705)
Proceeds from sale of marketable securities	8,529	27,183
Proceeds from sale of investments	—	15

Net cash used in investing activities	(2,037)	(3,624)

Cash flows from financing activities:
Proceeds from common stock transactions	511	1,489

Net cash provided by financing activities	511	1,489

Effect of exchange rate changes on cash	91	102

Decrease in cash and cash equivalents	(5,164)	(10,869)
Cash and cash equivalents, beginning of period	11,858	17,870

Cash and cash equivalents, end of period	$6,694	$7,001

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(663)	$(4,748)	$(2,718)	$(11,170)
Unrealized gains (losses) on marketable securities	54	(151)	(163)	(147)
Foreign currency translation adjustments	36	(162)	(83)	(390)

Total comprehensive loss	$(573)	$(5,061)	$(2,472)	$(11,707)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The excess of the quoted market price as of the date of the grant over the contract purchase price of shares is charged to operations over the vesting period. No compensation cost is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant (unless there has been a subsequent modification) or for shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(663)	$(4,748)	$(2,718)	$(11,170)

Add stock-based employee compensation expense in reported net loss	550	954	847	1,046

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(1,720)	(3,517)	(3,321)	(6,718)

Pro forma net loss	$(1,833)	$(7,311)	$(5,192)	$(16,842)

Basic and diluted loss per share of common stock:
As reported	$(0.02)	$(0.12)	$(0.07)	$(0.29)
Pro forma	$(0.04)	$(0.19)	$(0.13)	$(0.43)

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

3) Earnings Per Share

Securities that were not included in the computation of earnings per share because their effect was antidilutive consist of restricted common stock shares and options to purchase shares of common stock as set forth below (in thousands):

	As of June 30,
	2005	2004
Options to Purchase Common Stock	10,972	10,927
Restricted Stock	750	186

4) Segment Information

The Company operates in a single operating segment: communication software and related services.

5) Restructuring and Other Costs

There were no restructuring charges for the six months ending June 30, 2005.

During the six months ended June 30, 2004, the Company recorded restructuring charges of $4.9 million consisting of: approximately $2.7 million in the second quarter for vacating space in our London office ($1.1 million), revised sublease assumptions on previously vacated space ($0.7 million) and a stock compensation charge for options previously granted to an executive upon termination of his employment ($0.9 million); and $2.2 million in the first quarter for a reduction in force of approximately 60 positions to align costs with expected market conditions and to integrate and rationalize the operations of previous acquisitions with those of the Company.

Expenditures related to the remaining exit costs are expected to be completed by the end of 2010 and employee severance before the end of 2005.

The following table summarizes the status of the restructuring actions (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2004	$237	$6,503	$6,740
Amounts utilized	(186)	(1,449)	(1,635)

Balance at June 30, 2005	$51	$5,054	$5,105

6) Intangible Assets

The following is a summary of intangible assets at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$11,546	$744	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,102	1,196	60 Months

Total intangible assets	$20,328	$18,388	$1,940

	December 31, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$10,930	$1,360	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	871	1,427	60 Months

Total intangible assets	$20,328	$17,541	$2,787

Amortization expense related to intangible assets was approximately $423,000 and $850,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $846,000 and $1,914,000 for the six months ended June 30, 2005 and 2004, respectively.

Amortization expense related to intangible assets subject to amortization at June 30, 2005, is projected as follows for the next five years (in thousands):

For the remaining six months:	2005	$846
For years:	2006	587
	2007	460
	2008	47
	2009	—

		$1,940

7) Indemnifications

The Company licenses its software and sells services to its customers under contracts that the Company refers to as Master Software License and Service Agreements (“MSLA”). Each MSLA contains the relevant terms of the contractual arrangement with the customer, and normally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The MSLA usually seeks to mitigate the potential impact of such indemnification obligations in various ways, including, but not limited, to certain geographic and time limitations, and a right to replace an infringing product.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002), and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled, experienced employees. We have continued that expansion with organic operating growth in 2005. Today we have offices in 11 locations around the world, serving approximately 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

We expect that trends of increasing worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments, and an overall growing demand for voice and data services, will drive increasing demand for our products and services. We have continued to invest in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management and activation position us well to provide end to end service fulfillment capabilities to both leading and emerging communications service providers around the world.

CRITICAL ACCOUNTING POLICIES

We prepare financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. This requires management to make judgments, assumptions and estimates that affect significantly the amounts reported in the financial statements and accompanying notes. For example, estimates are used in the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of tax assets, probability of achieving performance awards, and other special charges. Actual results may differ from these estimates.

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

Service revenues consist principally of solutions implementations and customer training. We use our own employees and subcontract with partners to provide consulting services to our customers. MetaSolv consulting and education services are offered on a fixed price and an hourly basis, depending on the nature of the work and customer preferences.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. Our process for tracking progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, such losses are recognized immediately.

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

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, Accounting for Income Taxes, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses we have continued to reserve all of our deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	28%	30%	28%	30%
Services	30%	21%	28%	21%
Maintenance	42%	49%	45%	49%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1%	1%	1%	1%
Services and maintenance	40%	34%	40%	35%
Amortization of intangible assets	2%	4%	2%	5%

Total cost of revenues	43%	39%	43%	41%

Gross profit	57%	61%	57%	59%

Operating expenses:
Research and development	26%	29%	28%	32%
Sales and marketing	26%	29%	26%	29%
General and administrative	8%	13%	10%	14%
Restructuring and other costs	—	14%	—	12%
Total operating expenses	59%	85%	63%	88%

Loss from operations	(2)%	(24)%	(6)%	(28)%
Interest and other income, net	1%	1%	1%	1%

Loss before taxes	(1)%	(23)%	(5)%	(27)%
Income tax expense	1%	1%	1%	1%

Net loss	(3)%	(24)%	(6)%	(28)%

Revenues

Total revenues in the second quarter of 2005 were $23.4 million, an 18% increase from $19.9 million in the second quarter of 2004. For the first six months of 2005, total revenues increased 13% to $44.8 million from $39.5 million in the first six months of 2004. The increase in revenues in both the three-month and six-month periods primarily resulted from larger professional services engagements, while license and maintenance revenues each increased to a lesser extent.

License fees.    License revenues in the second quarter of 2005 were $6.5 million, a 9% increase from $5.9 million in the second quarter of 2004. This increase was due to strong growth in activation sales and included $360 thousand in revenue recognized from the settlement of a bankruptcy claim for previous product delivery. For the first six months of 2005, license revenues increased 5% to $ 12.4 million from $11.8 million in the first six months of 2004. This increase in license revenue was due to higher sales in both activation and inventory product licenses.

Services.    Services revenues consist of technical consulting and education services. Services revenues of $7.1 million in the second quarter of 2005 represent a 66% increase from $4.3 million in the second quarter of 2004. For the first six months of 2005, services revenues increased 53% to $12.4 million from $8.1 million in the first six months of 2004. The increase in consulting and education revenues in the three-month and six-month periods of 2005 resulted from larger engagements with tier one customers. The size of the average services engagement during the first six months of 2005 increased 65% over the year-ago period.

Maintenance.    Maintenance revenues consist of post-contract customer support, including license product updates. Maintenance revenues increased slightly to $9.8 million in the second quarter of 2005, from $9.7 million in the second quarter of 2004, due to high customer retention and growth in maintenance revenues from new license sales. For the first six months of 2005, maintenance revenues were $19.9 million, up slightly from the $19.5 million for the first six months of 2004 due to growth in license revenues and improved customer retention.

Concentration of revenues.    As of June 30, 2005, our active customer list includes approximately 180 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest service providers. During the second quarter of 2005, our top ten customers represented 46% of our total revenue with the largest customer representing 12% of total revenue. For the first six months of 2005, our top ten customers represented 40% of total revenue with the largest customer representing 10% of total revenues. For the second quarter of 2004, our top ten customers represented 49% of our total revenues, with one customer representing 15% and for the first six months of 2004, our top ten customers represented 46% of our total revenues with the largest customer representing 12% of our total revenues.

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

International revenues.    During the second quarter of 2005, we recognized $12.9 million in revenues from customers outside the United States compared to $11.7 million in the second quarter of 2004, representing 55% and 59% of revenue in each period, respectively. International revenues for the first half of 2005 and 2004 were $25.1 million and $24.4 million, representing 56% and 62% of total revenues, respectively.

Cost of Revenues

License cost.    License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products. License cost of revenues was $0.2 million in the second quarter of both 2005 and 2004, representing 3% of license revenues in each period. For the first six months of 2005, license costs were $0.2 million, compared to $0.4 million in the first six months of 2004, representing 2% and 3% of license revenue in each period, respectively. The decrease in license cost of revenues as a percentage of license revenues in the year-to-date period was primarily due to lower negotiated royalty rates and the mix of products sold in each period. Royalties on individual license products range from zero to approximately 50% of revenue on some contracts.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Services and maintenance cost.    Services and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Services and maintenance cost of revenues was $9.4 million in the second quarter of 2005, up from $6.7 million in the second quarter of 2004, representing 55% and 48% of service revenues in each period, respectively. For the first six months of 2005, service and maintenance costs increased 30% to $18.0 million from $13.8 million in the first six months of 2004, representing 56% and 50% of service revenues in each period, respectively. The increase in services and maintenance cost of revenues in both the three-month and six-month periods was primarily due to higher subcontracted costs, which were required to support our growth in service revenues. The use of subcontractors is required when demand for services exceeds our ability to provide qualified employees to staff customer projects. Service margins declined in the second quarter and year-to-date periods of 2005 compared to the same periods in 2004 due to a shift in the mix of professional services and maintenance revenues, and the use of subcontracted resources for a fixed price engagement that significantly exceeded its original cost expectations. The Company believes it has completed its obligations under this contract and expects services margins in future periods to improve.

Amortization of intangible assets.    The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of straight-line or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The original estimated useful lives of these assets ranged from nine months to sixty months.

In the second quarter of 2005, cost of revenues included $0.4 million in amortization of intangible assets, a decrease of 50% from $0.9 million in the second quarter of 2004. For the first six months of 2005, amortization expense for intangible assets totaled $0.8 million, compared to $1.9 million in the first six months of 2004. The decrease in amortization expense between 2005 and 2004 in both the three-month and six-month periods was due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and development expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the second quarter of 2005, research and development expenses increased 4% to $6.0 million from $5.8 million in the second quarter of 2004, representing 26% and 29% of total revenues in each period, respectively. For the first six months of 2005, research and development expenses decreased 4% to $12.3 million from $12.8 million in the first six months of 2004, representing 28% and 32% of revenues in each period, respectively. The increase in research and development expense in the second quarter of 2005 compared to the second quarter of 2004, reflects an increase in resources invested in our product roadmap releases, compared to customer-specific projects where the expense is recorded as a cost of revenue. The decline in research and development expense in the first six-months of 2005 compared to the first six months of 2004, was primarily due to an 11% reduction in staffing related to the consolidation of our European research and development function into our Canadian operations, partially offset by fewer charges to customer-specific projects.

During the second quarter of 2005, our research and development investments were focused on our core competencies of network resource management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease software integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs in general by shifting many routine tasks to offshore development resources.

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

In the second quarter of 2005, sales and marketing expenses increased 6% to $6.1 million from $5.8 million in the second quarter of 2004, representing 26% and 29% of revenue in each period, respectively. For the first six months of 2005, sales and marketing expenses increased slightly to $11.6 million from $11.5 million in the first six months of 2004, representing 26% and 29% of revenues in each period, respectively. The increase in sales and marketing expense in 2005 compared to 2004 for both the quarter and the year-to-date periods was primarily due to the addition of sales staff in Asia, Latin America and Europe to expand our sales geographically.

General and administrative expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in the second quarter of 2005 decreased 32% to $1.8 million, compared to $2.7 million in the second quarter of 2004, representing 8% and 13% of revenues in each period, respectively. For the first six months of 2005, general and administrative expenses decreased 21% to $4.3 million from $5.4 million in the first six months of 2004, representing 10% and 14% of revenues in each period, respectively. The decrease in general and administrative expenses for both the quarter and the year-to-date periods was primarily due to a recovery of bad debt expense from settlement of a bankruptcy claim, which resulted in a net credit to bad debt expense of approximately $600K for the second quarter of 2005.

Restructuring and other costs.    We did not have any restructuring and other costs during the first six months of 2005.

During the second quarter of 2004, we recorded a restructuring charge of $2.7 million, comprised of $1.8 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. During the first quarter of 2004, we reduced our workforce to align costs with expected market conditions, which resulted in a restructuring charge of $2.1 million for a reduction of 64 positions.

Interest and other income, net

In the second quarter of 2005, interest and other income, net, consisting primarily of interest income, was $0.2 million, compared to $0.3 million in the second quarter of 2004. The reduction in interest income and expense in the second quarter was largely due to realized losses on foreign currency transactions. During the first six months of 2005 and 2004, interest and other income, net, was $0.4 million in each period.

Income tax expense

We recorded income tax expense of $0.3 million in the second quarter of 2005 and $0.2 million in the second quarter of 2004. For the first six months of 2005, we recorded income tax expense of $0.6 million, compared to $0.4 million in the first six months of 2004. International withholdings taxes comprise the majority of the income tax expense in both 2005 and 2004.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax basis of assets and liabilities which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which included our operating performance and projections for near term future performance, we are continuing to fully reserve our deferred tax assets, which we started reserving in the second quarter of 2003. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory U.S. federal tax rate.

Liquidity and Capital Resources

At June 30, 2005, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $31.3 million and representing 50% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Total cash and marketable securities decreased $3.9 million during the six month period ended June 30, 2005, from a balance of $35.2 million at December 31, 2004.

Cash used in operating activities during the six months ended June 30, 2005, was $3.7 million, comprised of our $2.7 million net loss adjusted for non-cash items such as amortization of intangibles, depreciation expense and a $3.6 million increase in working capital. The increase in working capital was primarily due to an increase in trade accounts receivable in the second quarter of 2005, related to end-of-quarter product deliveries.

Net cash used in investing activities was $2.0 million for the first six months of 2005, comprised primarily of a net purchase of $1.2 million of marketable securities and $0.8 million of expenditures for operating equipment and facilities improvement.

Cash generated by financing activities was $0.5 million, representing proceeds from stock transactions through our employee stock purchase plan.

During the third quarter of 2005, the company expects to continue to reduce the number of employees through the elimination of certain management positions and as a result of moving certain R&D functions to independently contracted-for off-shore facilities. In connection with these actions, the Company expects to record a restructuring charge of approximately $1 million.

Our principal capital commitments consist of obligations under non-cancelable operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $21.0 million through 2010, which will be retired within the ordinary course of business, including approximately $6.8 million in leases for properties that we no longer occupy.

We believe that our projected cash flows to be generated by operations, together with our current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to meet our long-term business objectives, or to complete an acquisition, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

New Accounting Pronouncements

There were no new accounting pronouncements in the second quarter of 2005 that would have a material impact on our financial results.

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement superseded APB Opinion 25, Accounting for Stock Issued to Employees, and is effective for annual reporting periods beginning after June 15, 2005. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. The Company is planning to adopt this new standard in the first quarter of 2006. Based on the current outstanding stock options, purchase stock participation and restricted stock awards, the estimated impact of this change in accounting will be an increase in stock compensation costs of approximately $0.9 million to $1.1 million per quarter in 2006.

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

OUR CUSTOMERS’ FINANCIAL WEAKNESS OR THEIR INABILITY TO OBTAIN FINANCING MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Some of our customers are small to medium sized competitive communications service providers with limited operating histories. Some of these customers are not profitable and dependent on private sources of capital to fund their operations, and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During the last three years, several of our customers ceased their business operations, and some have initiated bankruptcy proceedings. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the second quarter of 2005, one customer accounted for 12% or more of total revenue and our top ten customers accounted for 46% of total revenues. For the first six months of 2005, one customer represented 10% of our total revenues and our top ten customers represented 40% of our total revenues. To the extent that any major customer terminates its relationship with us, or that we are unable to consummate one or more substantial sales, our revenues could be adversely affected.

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

In addition to time and materials contracts, we enter into fixed-price contracts for software implementation. These fixed-price contracts involve risks because they require us to absorb possible cost overruns. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on such a project, which would negatively impact our operating results. Also, in some instances our sales and support contracts may require us to provide software functionality that we have procured from third party vendors. The cost of this third party functionality may impact our margins, and we could fail to accurately anticipate or manage these costs. On occasion we have been asked or required to commit unanticipated additional resources or funds to complete projects or fulfill sales and support contracts.

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

We have acquired other businesses and may make additional acquisitions, or engage in joint business ventures in the future that may be difficult to integrate, disrupt our business, dilute stockholder value, complicate our management tasks and affect our operating results. Acquisitions and investments in businesses involve significant risks, and our failure to successfully manage acquisitions or joint business ventures could seriously harm our business. Our past acquisitions and potential future acquisitions or joint business ventures create numerous risks and uncertainties including:

•	Risk that the industry may develop in a different direction than anticipated and that the technologies we acquire will not prove to be those needed to be successful in the industry;

•	Potential difficulties in completing in process research and development projects;

•	Difficulty integrating new or acquired products and operations in an efficient and effective manner;

•	Risk that we have inaccurately evaluated or forecasted the benefits, opportunities, liabilities, or costs of the acquired businesses;

•	Risk of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

•	Risk that we may not properly determine or account for risks and benefits under acquired customer contracts;

•	Potential loss of key employees of the acquired businesses;

•	Risk of diverting the attention of senior management from the operation of our business;

•	Risk of entering new markets in which we have limited experience;

•	Risk of increased costs related to expansion and compensation of indirect sales channels;

•	Difficulty in integrating our internal controls and procedures with acquired businesses and joint ventures;

•	Risk of increased costs related to royalties for third party products that may be included with our own software products and services; and

•	Future revenues and profits from acquisitions and investments may fail to achieve expectations.

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

FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We cannot predict the effect, if any, that future sales of our common stock by us, or the availability of shares of our common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS OR DELIVER ERROR-FREE SOFTWARE COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

The complexity of our products and the potential for undetected software errors increase the risk of claims and claim-related costs. Due to the mission-critical nature of network resource management and fulfillment software, undetected software errors are of particular concern. The implementation of our products, which we accomplish through our professional services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience:

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At June 30, 2005, the weighted average pre-tax interest rate on the investment portfolio was approximately 2.75%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position.

(b)    Foreign Currency

We transact business in various currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. Our operating expenses in Europe are primarily in the local currency, which serves to mitigate some of our exposure to the exchange rate fluctuations of U.S. dollars to Euro and British Sterling. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2005. Based on this evaluation the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

This conclusion was based principally on the material weaknesses relating to accounting for income tax exposure and foreign income taxes described in the 2004 Form 10-K. This related to two areas of our income tax accounting, both regarding valuation of foreign tax exposures. Because the differences offset one another, there was no financial statement adjustment, no significant impact on performance indicators, and no actual material misstatement. However, management analysis determined that either of the two foreign tax exposure differences, taken alone, unadjusted or without the other, might have resulted, to a greater than remote likelihood, in a material misstatement of the income tax accounts and disclosures in the annual or interim consolidated financial statements. This analysis was the basis for a finding of material weakness, even though there was no actual material misstatement in MetaSolv’s financial reporting. As described in Part I, Item 4 on Form 10-Q for the period ending March 31, 2005, the Company has implemented its plan to remediate the material weakness.

(b) Changes in Internal Control over Financial Reporting

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2005, management identified no changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the changes the Company has implemented as remedial steps for the material weakness in internal control over financial reporting that was first disclosed in the 2004 Form 10-K, relating to accounting for income tax exposure and foreign income taxes.

The principal remediation steps that have been or are being implemented are:

•	In the first quarter of 2005, the Company has engaged the tax advisory services of an independent accounting firm with global tax accounting expertise who has begun quarterly reviews of the Company’s tax provision and assessment of the tax accounting impact, if any, of any changes in the Company’s business operations;

•	During the second quarter of 2005, senior financial personnel have undertaken additional training in various areas of tax accounting and compliance with income tax reporting;

•	Effective with the first quarter of 2005, the Company has expanded its analysis of tax accounts and implemented a detailed review of the tax provision process and inventory of deferred taxes on a quarterly basis and reviewed those results with the independent accounting firm; and

•	The Company continues to enhance its tax accounting documentation and is evaluating software products to automate the data collection and reporting. The Company expects to have the software and documentation in place before the 2005 year end reporting is completed.

While management believes the completed steps have remediated the problems in internal control over financial reporting as of June 30, 2005, management cannot conclude that these new internal controls are effective to a reasonable assurances level until they operate for a sufficient period of time and are tested further.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No change from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 10, 2005.

The following nominees were elected as Class III directors, each to hold office until our 2008 annual meeting of stockholders, or his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
John E. Berndt	38,615,713	539,306
John W. White	38,622,158	532,861

There were no votes against.

Proposal 2	For	Against	Abstain
Increase number of shares to ESPP by 2,500,000 shares	18,047,556	1,135,455	1,612,809

Proposal 3
Ratify appointment of Company’s independent Auditors for 2005	39,101,93	18,758	34,268

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of MetaSolv, Inc. (the “Registrant”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of MetaSolv, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated June 2, 1998, among MetaSolv, Inc. and the shareholders named therein, as amended. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2	Specimen Certificate of MetaSolv, Inc.’s common stock. Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between MetaSolv, Inc. and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by MetaSolv, Inc. after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

10.1	Second Amendment to MetaSolv, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2005

METASOLV, INC.

/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant