Form 10-Q
period 2005-09-30
METASOLV INC
filed 2005-11-03
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 0-17920

MetaSolv, Inc.

Delaware	75-2912166
(State of Incorporation)	(I.R.S. Employer Identification No.)

5556 Tennyson Parkway

Plano, Texas 75024

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (972) 403-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As September 30, 2005, there were 42,044,426 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METASOLV, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,639	$11,858
Marketable securities	21,786	23,354
Trade accounts receivable, less allowance for doubtful accounts of $2,120 in 2005 and $2,110 in 2004	14,231	12,482
Unbilled receivables	3,200	1,156
Prepaid expenses	2,156	2,842
Other current assets	626	657

Total current assets	55,638	52,349
Property and equipment, net	5,557	6,685
Intangible assets	1,503	2,787
Other assets	815	945

Total assets	$63,513	$62,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,541	$4,780
Accrued expenses	20,806	19,644
Deferred revenue	10,097	7,350

Total current liabilities	35,444	31,774
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 42,044,426 in 2005 and 40,937,985 in 2004	211	205
Additional paid-in capital	151,203	148,772
Deferred compensation	(436)	(229)
Accumulated other comprehensive income	426	370
Accumulated deficit	(123,335)	(118,126)

Total stockholders’ equity	28,069	30,992

Total liabilities and stockholders’ equity	$63,513	$62,766

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
License	$6,610	$5,623	$19,036	$17,445
Services	6,931	4,931	19,334	13,055
Maintenance	9,741	9,642	29,680	29,163

Total revenues	23,282	20,196	68,050	59,663
Cost of revenues:
License	259	175	494	542
Services	8,237	8,193	26,208	22,004
Amortization of intangible assets	438	926	1,284	2,840

Total cost of revenues	8,934	9,294	27,986	25,386

Gross profit	14,348	10,902	40,064	34,277
Operating expenses:
Research and development	6,347	5,057	18,673	17,866
Sales and marketing	5,348	5,264	16,979	16,754
General and administrative	2,680	2,655	6,986	8,081
Restructuring and other costs	2,235	—	2,235	4,896

Total operating expenses	16,610	12,976	44,873	47,597

Loss from operations	(2,262)	(2,074)	(4,809)	(13,320)
Gain (loss) on investments	(97)	—	(97)	15
Interest and other income (expense), net	178	(96)	599	318

Loss before taxes	(2,181)	(2,170)	(4,307)	(12,987)
Income tax expense	309	206	901	559

Net loss	$(2,490)	$(2,376)	$(5,208)	$(13,546)

Basic and Diluted loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.34)
Basic and Diluted weighted average shares outstanding	41,420	40,367	41,098	39,372

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,208)	$(13,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,283	2,840
Depreciation	2,105	3,755
Stock compensation	1,367	1,155
Provision for bad debts	(796)	251
Loss on asset disposal	10	186
Loss (gain) on sale of investments	97	(15)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,136)	(590)
Unbilled receivables	(2,058)	(100)
Other assets	640	5
Accounts payable and accrued expenses	1,204	(2,281)
Deferred revenue	2,758	(367)

Net cash provided by (used in) operating activities:	266	(8,707)

Cash flows from investing activities:
Purchases of property and equipment	(1,048)	(1,446)
Proceeds from the sale of property and equipment	20	104
Purchases of marketable securities	(9,777)	(32,705)
Proceeds from sale of marketable securities	11,306	32,154
Proceeds from sale of investments	—	15

Net cash provided by (used in) investing activities	501	(1,878)

Cash flows from financing activities:
Proceeds from common stock transactions	863	1,547

Net cash provided by financing activities	863	1,547

Effect of exchange rate changes on cash	151	183

Increase (decrease) in cash and cash equivalents	1,781	(8,855)
Cash and cash equivalents, beginning of period	11,858	17,870

Cash and cash equivalents, end of period	$13,639	$9,015

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)	Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and display of comprehensive income and its components. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(2,490)	$(2,376)	(5,208)	(13,546)
Unrealized gains (losses) on marketable securities	(13)	78	(68)	(69)
Foreign currency translation adjustments	135	152	124	(239)

Total comprehensive loss	$(2,368)	$(2,146)	(5,152)	(13,854)

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The excess of the quoted market price as of the date of the grant over the contract purchase price of shares is charged to operations over the vesting period. No compensation cost is recognized for fixed price stock options with exercise prices equal to the market price of the stock on the dates of grant (unless there has been a subsequent modification) or for shares acquired by employees under the Company’s stock purchase plans. Pro forma net loss and loss per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(2,490)	$(2,376)	$(5,208)	$(13,546)
Less stock-based employee compensation expense in reported net loss	520	109	1,367	1,155
Plus total stock-based employee compensation expense determined under fair value-based method for all awards	(1,352)	(2,096)	(4,673)	(8,814)

Pro forma net loss	$(3,322)	$(4,363)	$(8,514)	$(21,205)

Basic and diluted loss per share of common stock:
As reported	$(0.06)	$(0.06)	$(0.13)	$(0.34)
Pro forma	$(0.08)	$(0.11)	$(0.21)	$(0.54)

2)	Revenue Recognition

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

Securities that were not included in the computation of earnings per share because their effect was antidilutive consist of restricted common stock shares and options to purchase shares of common stock as set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options to purchase common stock	9,907	10,689	9,907	10,689
Restricted stock	458	186	458	186

4)	Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License	$6,610	$5,623	$19,036	$17,445
Services	6,931	4,931	19,334	13,055
Maintenance	9,741	9,642	29,680	29,163

Total revenues	$23,282	$20,196	$68,050	$59,663

5)	Restructuring and Other Costs

During the three months ending September 30, 2005, the Company recorded $2.2 million of restructuring charges which were comprised of $1.0 million of severance of approximately 30 positions, $1.1 million for revised assumptions on the subleasing of vacant space in Europe, and $0.1 million for stock compensation related to an executive whose employment was terminated.

During the nine months ended September 30, 2004, the Company recorded restructuring charges of $4.9 million consisting of: approximately $2.7 million in the second quarter for vacating space in our London office ($1.1 million), revised sublease assumptions on previously vacated space ($0.7 million) and a stock compensation charge for options previously granted to an executive upon termination of his employment ($0.9 million); and $2.2 million in the first quarter for reduction in force of approximately 60 positions to align costs with expected market conditions and to integrate and rationalize the operations of previous acquisitions with those of the Company. The following table summarizes the status of the liability accounts established as part of these restructuring actions (in thousands):

	Employee Severance	Exit Costs	Other	Total
Balance at December 31, 2004	$237	$6,503	$—	$6,740
Provisions in 2005	1,022	1,107	(106)	2,235
Amounts utilized	(492)	(1,865)	106	(2,463)

Balance at September 30, 2005	$767	$5,745	$—	$6,512

Expenditures related to the remaining exit costs are expected to be completed by the end of 2010 and employee severance before the end of third quarter 2006.

6)	Intangible Assets

The following is a summary of intangible assets at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(11,913)	$377	23 Months
Customer contracts	5,740	(5,740)	—	35 Months
Customer relationships	2,298	(1,172)	1,126	60 Months

Total intangible assets	$20,328	$(18,825)	$1,503

	December 31, 2004
	Gross Carrying Cost	Accumulated Amortization	Total	Weighted Average Amortization Period
Developed technology	$12,290	$(10,930)	$1,360	23 Months
Customer contracts	5,740	(5,740)	—	35 Months
Customer relationships	2,298	(871)	1,427	60 Months

Total intangible assets	$20,328	$(17,541)	$2,787

The table below shows the amortization expense related to intangible assets (in thousands):

Three Months ended September 30,		Nine Months ended September 30,
2005	2004	2005	2004
$438	$926	$1,284	$2,840

Amortization expense related to intangible assets subject amortization at September 30, 2005 will be as follows (in thousands):

For the remaining three months:	2005	$413
For years:	2006	582
	2007	460
	2008	48

		$1,503

7)	Indemnifications

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

8)	Subsequent Events

On October 26, 2005, the Company completed a private placement of $23.0 million of its common stock and warrants to purchase common stock. The Company sold 7,666,667 shares of its common stock in the private placement at a per share price of $3.00, and warrants to purchase an additional 3,833,333 shares of common stock. The warrants are exercisable at a price of $4.00 per share, may not be exercised until six months after the date of issuance and expire five years after the date of issuance. The Company has the right to call the warrants in the event that the common stock trading price exceeds $7.00 per share for twenty consecutive trading days. The warrants contain anti-dilution provisions that provide that the exercise price and the number of shares of common stock issuable upon exercise of each warrant will be adjusted if in the future the Company issues common stock for consideration per share less than the exercise price of the warrants in effect immediately prior to the time of issuance.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled employees. We have continued that expansion with organic operating growth in 2005. Today we have offices in 11 locations around the world, serving approximately 180 customers in over 40 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

We expect worldwide use of converged, multi-service IP-based infrastructure for both mobile and fixed environments will continue to increase, and that overall growing demand for voice and data services will drive increasing demand for our products and services. We continue to invest in research and development of our products, particularly in the areas of network resource management and service activation capabilities, in order to meet the requirements of our customers and be well positioned for future growth.

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management and service activation position us well to provide end-to-end service fulfillment capabilities to both leading and emerging communications service providers around the world.

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

We recognize license revenues when our customer has signed a license agreement, we have delivered the software product, product acceptance is not subject to express conditions, the fees are fixed or determinable and we consider collection to be probable. We allocate the agreed fees for multiple products and services licensed or sold in a single transaction among the products and services using the “residual method” as required by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, deferring the fair value of the undelivered elements and recognizing the residual amount of the fees as revenue upon delivery of the software license. On occasion we may enter into a license agreement with a customer requiring development of additional software functions or services necessary for the software’s performance of specified functions. For those agreements, we recognize revenue for the entire arrangement on a percentage-of-completion basis as the development services are provided, or on a milestone basis, as appropriate. We recognize services revenues as the services are performed. We recognize revenues from maintenance agreements ratably over the maintenance period, usually one year.

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

Services revenues consist principally of solutions implementations and customer training. We use our own employees and subcontract with partners to provide consulting services to our customers. MetaSolv consulting and education services are offered on a fixed price and an hourly basis, depending on the nature of the work and customer preferences.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we estimated, our profitability will suffer. Our process for tracking progress to completion on such arrangements is through individual detailed project plans and periodic review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, such losses are recognized immediately.

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

PRO FORMA FINANCIAL RESULTS

We report quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States of America. We also report pro forma financial information in earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in-process research and development, stock compensation expense, and restructuring costs. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information presented in accordance with generally accepted accounting principles included in our press releases, quarterly reports on Form 10-Q and our annual reports on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License	28%	28%	28%	29%
Services	30%	24%	28%	22%
Maintenance	42%	48%	44%	49%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1%	1%	1%	1%
Services and maintenance	35%	41%	38%	37%
Amortization of intangible assets	2%	4%	2%	5%

Total cost of revenues	38%	46%	41%	43%

Gross profit	62%	54%	59%	57%
Operating expenses:
Research and development	27%	25%	28%	30%
Sales and marketing	23%	26%	25%	28%
General and administrative	12%	13%	10%	14%
Restructuring and other costs	10%	—	3%	8%

Total operating expenses	72%	64%	66%	80%

Loss from operations	(10)%	(10)%	(7)%	(23%)
Interest and other income, net	1%	(1)%	1%	1%

Loss before taxes	(9)%	(11)%	(6)%	(22%)
Income tax expense	1%	1%	2%	1%

Net loss	(10)%	(12)%	(8)%	(23)%

Revenues

Total revenues in the third quarter of 2005 were $23.3 million, a 15% increase from $20.2 million in the third quarter of 2004. For the first nine months of 2005, total revenues increased 14% to $68.1 million from $59.7 million in the first nine months of 2004. The increase in revenues in both the three-month and nine-month periods primarily resulted from improved sales of software and related services, and from maintenance revenues on new license sales.

License fees. License revenues in the third quarter of 2005 were $6.6 million, an 18% increase from $5.6 million in the third quarter of 2004. For the first nine months of 2005, license revenues increased 9% to $19.0 million from $17.4 million in the first nine months of 2004. This increase in license revenue during both the quarter and year to date period was due to higher sales in both activation and network resource management product licenses, particularly in North America and Asia.

Services. Services revenues consist of technical consulting and education services. Services revenues of $6.9 million in the third quarter of 2005 represent a 41% increase from $4.9 million in the third quarter of 2004. For the first nine months of 2005, services revenues increased 48% to $19.3 million from $13.1 million in the first nine months of 2004. The increase in services revenues in the three-month and nine-month periods of 2005 resulted from larger engagements with tier one customers. The size of the average services engagement during the first nine months of 2005 increased 63% over the year-ago period.

Maintenance. Maintenance revenues consist of post-contract customer support, including license product updates. Maintenance revenues increased slightly to $9.7 million in the third quarter of 2005, from $9.6 million in the third quarter of 2004, due to growth in maintenance revenues from new license sales. For the first nine months of 2005, maintenance revenues were $29.7 million, up 2% from $29.2 million for the first nine months of 2004 due to growth in license revenues and maintenance contract retention rates in excess of 90%.

Concentration of revenues. As of September 30, 2005, our active customer list includes approximately 180 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest service providers. During the third quarter of 2005, our top ten customers represented 42% of our total revenue with the largest customer representing 11% of total revenue. For the first nine months of 2005, our top ten customers represented 50% of total revenue with the largest customer representing 13% of total revenue. For the third quarter of 2004, our top ten customers represented 48% of our total revenues, with the largest customer representing 13%, and for the first nine months of 2004, our top ten customers represented 44% of our total revenues with the largest customer representing 12% of our total revenues.

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

International revenues. During the third quarter of 2005, we recognized $13.7 million in revenues from customers outside the United States compared to $11.5 million in the third quarter of 2004, representing 59% and 57% of revenue in each period, respectively. International revenues during the first nine months of 2005 and 2004 were $38.8 million and $35.9 million, representing 57% and 60% of total revenues, respectively.

Cost of Revenues

License cost. License cost of revenues consists primarily of royalties for third party software sold in conjunction with our products. License cost of revenues was $0.3 million in the third quarter of 2005 and $0.2 million in the third quarter of 2004, representing 4% and 3% of license revenues in each period, respectively. For the first nine months of both 2005 and 2004, license costs were $0.5 million, representing 3% of license revenue in both periods. The increase in license cost of revenues as a percentage of license revenues in the quarterly period was primarily due to the mix of products sold in each period.

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

Services and maintenance cost of revenues was $8.2 million in the third quarter of both 2005 and 2004, representing 49% and 56% of services and maintenance revenues in each period, respectively. For the first nine months of 2005, services and maintenance costs increased 19% to $26.2 million from $22.0 million in the first nine months of 2004, representing 53% and 52% of services and maintenance revenues in each period, respectively. The increase in services and maintenance cost of revenues in the nine-month period was primarily due to higher staffing and subcontractor costs related to growth in services revenues. Services margins improved in the third quarter primarily due to the increase in revenue and a reduction in customer-specific engineering expense. In the year-to-date period, as a percentage of revenue, the reduction in customer-specific engineering cost was largely offset by use of subcontracted resources during the first half of 2005 for a fixed price engagement that significantly exceeded its original cost expectations. The Company believes it has no additional obligations under this contract.

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

In the third quarter of 2005, cost of revenues included $0.4 million in amortization of intangible assets, a decrease of 53% from $0.9 million in the third quarter of 2004. For the first nine months of 2005, amortization expense for intangible assets totaled $1.3 million, a decrease of 54% from $2.8 million in the first nine months of 2004. The decrease in amortization expense between 2005 and 2004 in both the three-month and nine-month periods was due to completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002.

Operating Expenses

Research and development expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development costs and the associated infrastructure costs required to support product development. During the third quarter of 2005, research and development expenses increased 26% to $6.3 million from $5.0 million in the third quarter of 2004, representing 27% and 25% of total revenues in each period, respectively. For the first nine months of 2005, research and development expenses increased 5% to $18.7 million from $17.9 million in the first nine months of 2004, representing 27% and 30% of revenues in each period, respectively. The increase in research and development expense in the third quarter and first nine months of 2005, compared to the same periods in 2004, reflects an increase in resources invested in our product roadmap releases, compared to customer-specific projects where the expense is recorded as a cost of revenue, partially offset by staffing reductions related to the consolidation of our European research and development function into our Canadian operations.

During the third quarter of 2005, our research and development investments were focused on our core competencies of network resource management, network mediation, and service activation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease software integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business. During the past year we have focused our development investments in core product areas, while lowering development costs by shifting many routine tasks to offshore development resources.

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

In the third quarter of 2005 and 2004, sales and marketing expenses totaled $5.3 million in each period, representing 23% and 26% of revenue in each period, respectively. For the first nine months of 2005, sales and marketing expenses increased slightly to $17.0 million from $16.8 million in the first nine months of 2004, representing 25% and 28% of revenues in each period, respectively. The increase in sales and marketing expense in 2005 compared to the same three-month and nine-month periods in 2004 was primarily due to expansion of our sales activities in Asia, Latin America and Europe, and to higher commission expense related to higher revenues.

General and administrative expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments.

General and administrative expenses in the third quarter of both 2005 and 2004 were $2.7 million, representing 12% and 13% of revenues in each period, respectively. For the first nine months of 2005, general and administrative expenses decreased 14% to $7.0 million from $8.1 million in the first nine months of 2004, representing 10% and 14% of revenues in each period, respectively. The decrease in general and administrative expenses between the year-to-date periods was primarily due to the settlement of a bankruptcy claim, which resulted in a net credit to bad debt expense of approximately $0.6 million in the second quarter of 2005.

Restructuring and other costs. During the third quarter of 2005, we recorded a restructuring charge of $2.2 million comprised of $1.1 million related to staffing reductions of approximately 30 employees, primarily in overhead functions and redundant engineering positions, a $1.0 million reduction in sublease assumptions for vacant space, and $0.1 million stock compensation charge for a terminated employee. The staffing reductions are expected to result in annual cost savings of approximately $6 million. There were no restructuring costs in the first half of 2005.

During the first half of 2004, we recorded restructuring charges of $4.9 million, comprised of $2.1 million for a reduction of 64 positions, $1.8 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. The estimated annualized cost savings from these reductions were approximately $7 million. There were no restructuring costs in the third quarter of 2004.

Interest and Other Income, Net

In the third quarter of 2005, interest and other income, net, consisting primarily of interest income, was $0.2 million, compared to ($0.1) million in the third quarter of 2004. The improvement from a net other expense position in 2004 to net other income in 2005 was due primarily to the presence of a large Canadian dollar receivable, and the impact on this receivable of a 4% decline in the exchange rate between U.S. and Canadian dollars during the third quarter of 2004. Although there were similar declines in the U.S. dollar exchange rate during 2005, we did not have the same receivables exposure during 2005. During the first nine months of 2005, interest and other income, net, was $0.6 million compared to $0.3 million in the first nine months of 2004. This improvement was due primarily to improved interest yields on the Company’s cash and marketable securities.

We recorded a $0.1 million loss on investments in the third quarter of 2005, representing the write-off of an equity position we held in a privately held company.

Income Tax Expense

We recorded income tax expense of $0.3 million in the third quarter of 2005 and $0.2 million in the third quarter of 2004. For the first nine months of 2005, we recorded income tax expense of $0.9 million, compared to $0.6 million in the first nine months of 2004. The majority of our income tax expense in both 2005 and 2004 is foreign withholding taxes related to sales in countries that impose a withholding tax on funds transferred out of the country to companies that do not have a physical presence within that country. These withholding taxes are difficult to predict due to changes in geographic revenue mix, and are not based on our pre-tax income or loss. As a result, our income tax rate may not bear any relationship to our consolidated taxable income.

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

Liquidity and Capital Resources

At September 30, 2005, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $35.4 million and representing 56% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Total cash and marketable securities increased $0.2 million during the nine month period ended September 30, 2005, from a balance of $35.2 million at December 31, 2004.

Cash generated from operating activities during the nine months ended September 30, 2005, was $0.3 million, with a $3.7 million use of cash during the first half of the year offset by $4.0 million generated during the third quarter. Cash generated from operations in 2005 is comprised of our $5.2 million net loss adjusted for non-cash items including amortization of intangibles, depreciation expense, stock compensation, and a $1.4 million increase in working capital.

Net cash provided by investing activities was $0.5 million for the first nine months of 2005, comprised primarily of a net sale of $1.5 million of marketable securities and $1.0 million of expenditures for operating equipment and facilities improvement.

Cash generated by financing activities was $0.9 million, representing proceeds from stock transactions through our employee stock purchase plan and exercise of stock options. On October 26, 2005, the Company completed a private placement of $23.0 million of its common stock and warrants to purchase common stock. The Company sold 7,666,667 shares of its common stock in the private placement at a per share price of $3.00 and warrants to purchase an additional 3,833,333 shares of common stock. The warrants are exercisable at a price of $4.00 per share, may not be exercised until six months after the date of issuance and expire five years after the date of issuance. The Company has the right to call the warrants in the event that the common stock trading price exceeds $7.00 per share for twenty consecutive trading days. The warrants contain anti-dilution provisions that provide that the exercise price and the number of shares of common stock issuable upon exercise of each warrant will be adjusted if in the future the Company issues common stock for consideration per share less than the exercise price of the warrants in effect immediately prior to the time of issuance.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement superseded APB Opinion 25, Accounting for Stock Issued to Employees, and is effective for annual reporting periods beginning after June 15, 2005. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company is planning to adopt SFAS 123(R) in the first quarter of 2006. Based on the current outstanding stock options, employee stock purchase plan participation and restricted stock awards, the estimated impact of this change in accounting will be an increase in stock compensation costs of approximately $0.8 million to $1.1 million per quarter in 2006.

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

OUR QUARTERLY OPERATING RESULTS CAN VARY SIGNIFICANTLY AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results can vary significantly and are difficult to predict. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in certain quarters our operating results will be below the expectations of public market analysts or investors. In such an event, the market price of our common stock may decline significantly. A number of factors are likely to cause our quarterly results to vary, including:

•	The overall level of demand for communications services by consumers and businesses and its effect on demand for our products and services by our customers;

•	Our customers’ willingness to buy, rather than build, order management, inventory management, service activation, and network mediation software;

•	The timing of individual software orders, particularly those of our major customers involving large license fees that would materially affect our revenue in a given quarter;

•	The timing of software maintenance agreement renewals and related payments, which could impact our ability to recognize a portion of maintenance support revenues in a given quarter;

•	The introduction of new communications services and our ability to react quickly compared to our competitors;

•	Our ability to manage costs of operating the business;

•	The utilization rate of our professional services employees and the extent to which we use third party subcontractors to provide consulting services;

•	Costs related to possible acquisitions of other businesses;

•	Our ability to collect outstanding accounts receivable;

•	Innovation and introduction of new technologies, products and services in the communications and information technology industries;

•	A requirement that we defer recognition of revenue for a significant period of time after entering into a contract due to undelivered products, extended payment terms, or product acceptance;

•	The occasional sale of large pass-through licenses or sublicenses for software provided by third parties, where MetaSolv may incur a substantial license fee that decreases margins on license revenues for the period; and

•	Changes in services and license revenues as a percentage of total revenues, as license revenues typically have higher gross margin than services revenues.

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

Over the last decade, the market for communications products and services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment, emerging companies, bankruptcy filings by many new entrants, changes in spending patterns, and frequent new product and services introductions. Our future success depends largely on our ability to enhance our existing products and services and to introduce new products and services that are capable of adapting to changing technologies, industry standards, regulatory changes, and customer spending patterns and preferences. If we are unable to successfully respond to these changes or do not respond in a timely or cost-effective way, our sales could decline and our costs for developing competitive products could increase.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In the third quarter of 2005, our top ten customers represented 42% of our total revenue with the largest customer representing 11% of total revenue. For the first nine months of 2005, our top ten customers represented 50% of total revenue with the largest customer representing 13% of total revenues. To the extent that any major customer terminates its relationship with us, or that we are unable to consummate one or more substantial sales, our revenues could be adversely affected.

COMPETITION FROM LARGER, BETTER CAPITALIZED OR EMERGING COMPETITORS FOR THE COMMUNICATIONS PRODUCTS AND SERVICES THAT WE OFFER COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

Competition in our markets is intense and involves rapidly changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. Competitors vary in size and scope of products and services offered. We encounter direct competition from several product and services vendors. Additionally, we compete with OSS solutions sold by large equipment vendors. We also compete with systems integrators and with the information technology departments of large communications service providers. Finally, we are aware of communications service providers, software developers, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services intended to compete with ours. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the order processing, inventory management and fulfillment software markets, and we expect that the market for our products and services will remain intensely competitive.

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

FUTURE SALES OF OUR COMMON STOCK WOULD BE DILUTIVE TO OUR STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We cannot predict the effect, if any, future sales of our common stock by us, or the availability of shares of our common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants or stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At September 30, 2005, the weighted average pre-tax interest rate on the investment portfolio was approximately 2.8%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2005. Based on this evaluation the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2005, management identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the changes the Company has implemented as remedial steps for the material weakness in internal control over financial reporting that was first disclosed in the Form 10-K for the year ended December 31, 2004, relating to accounting for income tax exposure and foreign income taxes.

As described in Item 4 (b) on Form 10-Q for the period ending June 30, 2005, management identified various remedial steps that were in the process of being implemented with respect to the previously disclosed material weakness. As of September 30, 2005 management has completed each of its remediation steps and concluded that the remedial actions have corrected the material weakness. Additionally, the Company’s internal audit department has evaluated the remedial action, retested each of the remediated controls and found the controls to be operating effectively. As a result of these new control processes and procedures, management believes it has remediated the material weakness in its internal control over financial reporting.

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

3.1 Bylaws of MetaSolv, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.2 Amended and Restated Certificate of Incorporation of MetaSolv, Inc. (the “Registrant”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

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

10.37 Employment Agreement dated as of May 9, 2005, by and between MetaSolv Software, Inc. and Michael J. Cullen.*

10.38 Employment Agreement dated as of September 22, 2005, by and between MetaSolv Software, Inc. and Jonathan K. Hustis. *

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

Dated: November 3, 2005

METASOLV, INC.

/s/ GLENN A. ETHERINGTON
Glenn A. Etherington
Chief Financial Officer
Duly Authorized Officer on behalf of the Registrant