Form 10-K/A
period 2004-12-31
METASOLV INC
filed 2006-02-21
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-17920

METASOLV, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2912166
(State of Incorporation)	(I.R.S. Employer Identification No.)

5556 Tennyson Parkway Plano, Texas	75042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 403-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, Par Value $0.005 per share

Rights to Purchase Series A Junior Participating Preferred Stock, Par Value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2004 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $115,200,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $0.005 par value per share	40,955,472 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 10, 2005, are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 15, 2005.

EXPLANATORY NOTE

MetaSolv, Inc. (the “Company”) is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) solely to add the conformed signature to the report of the Company’s independent registered public accounting firm included in Item 8 of the Form 10-K. The conformed signature was inadvertently omitted from the independent registered public accounting firm’s report in Item 8 of the Form 10-K as a result of a typographical error. The Company had received the manually signed report of its independent registered public accounting firm prior to the filing of the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the date of the Form 10-K, and we have not updated the Form 10-K herein to reflect any events that occurred at a date subsequent to the filing of the Form 10-K. The filing of this Amendment No. 1 to the Form 10-K is not a representation that any statements contained in items of the Form 10-K other than that information being amended are true or complete as of any date subsequent to the date of the Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ KPMG, LLP

Dallas, Texas

March 28, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1 to the Form 10-K:

(3)	Exhibits

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

METASOLV, INC.

Dated: February 20, 2006	By:	/s/ T. CURTIS HOLMES, JR.
T. Curtis Holmes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Berndt John E. Berndt	Chairman of the Board	February 20, 2006

/s/ T. Curtis Holmes, Jr. T. Curtis Holmes, Jr.	President, Chief Executive Officer and Director (principal executive officer)	February 20, 2006

/s/ John W. White John W. White	Director	February 20, 2006

/s/ Laurence J. Bouman Laurence J. Bouman	Director	February 20, 2006

/s/ Royce J. Holland Royce J. Holland	Director	February 20, 2006

/s/ Terry L. Scott Terry L. Scott	Director	February 20, 2006

/s/ Glenn A. Etherington Glenn A. Etherington	Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2006