Form 10-K
period 2005-12-31
METASOLV INC
filed 2006-02-21
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-17920

METASOLV, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2912166
(State of Incorporation)	(I.R.S. Employer Identification No.)

5556 Tennyson Parkway Plano, Texas	75042 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99,300,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2006
Common Stock, $0.005 par value per share	50,044,724 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 9, 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MetaSolv, Inc.

2005 FORM 10-K

-ii-

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, the development of our businesses, the markets for our products and services, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements regarding matters that are not historical facts. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and other similar expressions are intended to identify such forward-looking statements. Although we believe that these forward-looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance they will be achieved. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, without limitation, the following:

•	Our quarterly operating results are difficult to predict and can vary significantly;

•	We could be materially harmed if we fail to anticipate and react to rapid changes in the communications market;

•	We could be materially harmed if consolidation in the communications industry reduces customer demand for the products and services we provide;

•	We could be materially harmed due to government regulatory changes in the communications market;

•	Increased competition could result in price reductions, reduced gross margins, and loss of market share; and

•	Other factors identified in our Securities and Exchange Commission filings, including, but not limited to those discussed elsewhere in this report under the heading “Risk Factors” located in Item 1A of this report.

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

PART I

ITEM 1.	BUSINESS

Overview

Through our wholly owned operating subsidiaries, we design, develop, market and support a comprehensive portfolio of software solutions that automate and streamline operations support systems processes for communications service providers. MetaSolv’s capabilities include order management, inventory management, service activation and network mediation solutions that automate the order-to-activate service provisioning process for all types of traditional and next-generation services including voice, data, digital subscriber line (DSL), internet protocol virtual private networks (IP VPN), voice over IP (VoIP), internet protocol television (IPTV), and others. MetaSolv’s solutions help simplify service introduction, accelerate service delivery time, and reduce operating costs and capital expenditures.

Founded in 1992, MetaSolv has received numerous technology and business awards, and is recognized as a key industry innovator for operations support systems. Our global reach is extensive, with over half our revenue coming from outside the U.S. We have successfully partnered with major global systems integrators, network manufacturers, and in-house IT departments. Our professional services organization uses proven implementation methodologies to configure MetaSolv products, apply our service domain expertise, quickly and effectively migrate data from disparate databases, implement solutions, and integrate with existing systems.

Our customers also benefit from our cumulative knowledge base developed from product input and implementation practices gleaned from experience with approximately 170 customers from around the globe.

MetaSolv’s customers encompass a diverse mix of service providers, from Tier 1 wireline and wireless providers to new market entrants. Key customers include global communications industry leaders such as Brasil Telecom, British Telecommunications, BSNL, Cable & Wireless, O2, Singtel, Sprint, Telstra,T-Mobile, UPC, Verizon Dominicana, and various Vodafone entities worldwide.

Industry Background

The communications industry is changing dramatically and has become increasingly competitive as a result of deregulation, convergence of wireline and wireless services and capabilities, new technologies, and global industry consolidation. Service providers, both fixed and mobile, are faced with major challenges relating to customer ownership and retention. The regulatory boundaries that incumbent service providers previously experienced are changing, and in some instances, disappearing, so that fixed and mobile service providers now compete for the same customers. Wireless technology is bringing voice and broadband data to homes and local coffee shops, as well as to multi-national corporations, providing services in previously unserved locations around the globe. This combination of evolving network technology and service offerings, as well as evolving business and regulatory scenarios, is driving service providers worldwide to adopt an evolutionary approach to their automated business processes – the operations support systems (OSS) – that enable efficient and profitable delivery of new, higher margin communications services.

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

In this rapidly changing environment, more and more service providers are coming to understand the link between these legacy back office systems and their most important front office concerns: return on investment, reduced operating costs, lower customer churn, and ultimately, profitability. With so much emphasis on demonstrating clear bottom and top line value, a compelling business case for OSS must be made to senior executives and other key stakeholders. Against this backdrop, MetaSolv, an established leader in comprehensive OSS software solutions, has adopted its own evolutionary approach to positioning its solutions with customers.

MetaSolv Strategy

Customer and Portfolio Expansion.    A key component of securing a leadership position in service fulfillment is the expansion of the MetaSolv customer base and product portfolio. MetaSolv has made substantial progress in maintaining and extending relationships with its existing customer base, while continuing to invest in research and development in the software products that comprise the company’s core capabilities. MetaSolv expects that service providers worldwide need solutions that reduce the complexity of their operations, and as a result, we believe they often prefer to engage with highly strategic software vendors to evolve their networks and operations. MetaSolv’s customer engagement model focuses on collaboration to identify and address each customer’s unique, ongoing business needs.

Another key component of securing a leadership position in service fulfillment is the expansion of the MetaSolv product portfolio. We have accomplished this expansion through two key acquisitions. In February 2002, MetaSolv acquired significant OSS software assets from Nortel Networks, including stand-alone solutions for service activation, network mediation, and inventory management. In addition to providing a leading service activation product, the acquisition provided a substantial global customer base that we continue to leverage – highlighted by top tier service providers such as British Telecom, Cable & Wireless, Sprint and others. To further strengthen and complement our existing service activation capability, customer base, and leadership position, MetaSolv acquired London-based Orchestream Holdings plc in February 2003, gaining additional key customers including AT&T, COLT, Energis, Orange, TeliaSonera, Vodafone, and others. While MetaSolv previously had the ability to process complex service orders and manage all aspects of the network, these acquisitions provided MetaSolv with the capability to complete the service fulfillment cycle and activate service on the network.

Globalization.    Each of these acquisitions contributed to our strategic imperative of globalization, by providing an expanded global customer base and skilled resources in MetaSolv’s target growth markets, including Europe, Middle East and Africa (EMEA), Asia-Pacific (APAC), and Caribbean and Latin America (CALA) regions, along with products available for deployment throughout the world. MetaSolv continues to expand its presence in these key regions by adding targeted sales and services resources to capture market opportunities. MetaSolv currently has offices or direct representation in the following countries and regions: Australia, Brazil, Canada, Dubai, France, Germany, Hong Kong, India, Italy, Netherlands, Singapore, Spain, United Kingdom and United States. As a result of this strategy, MetaSolv’s revenue from outside the United States has grown each year, from 9 percent of total revenues in 2000 to 56 percent of total revenues in 2005.

Next-generation Mobile and IP.    MetaSolv believes that the introduction, launch, and convergence of new mobile and IP services are key market drivers for OSS spending. Leading market analysts predict that these two high growth segments will drive service providers to reconsider their OSS strategies, focusing on using a greater amount of commercial, off-the-shelf software, in order to speed time to market and drive profitability through automating and optimizing the order-to-activate process. The addition of the data network to traditional 2G mobile networks, and its transformation to include next-generation services such as multi-media messaging, and remote access to corporate networks and content, are driving substantial changes in both the underlying network and the OSS which support it. MetaSolv believes that this creates a significant opportunity as mobile operators transform their networks and launch new services. MetaSolv currently has more than 60 mobile service provider customers globally, and approximately 18 percent of revenue came from the mobile market segment in 2005.

Similarly, MetaSolv also believes that wireline operators will continue to transform their networks to take advantage of IP technology and services. While enterprise services such as IP-based Virtual Private Networks are becoming mainstream, we also anticipate that numerous service providers will utilize their IP infrastructure to launch new services and migrate existing offerings. For example, voice over IP and IPTV continue to gain significant market acceptance, and MetaSolv is well positioned to capitalize on this trend, given our extensive voice and IP capabilities.

Products and Technology

The MetaSolv product portfolio enables service providers to fulfill the order-to-activate process in an automated fashion, to enable service providers to reduce costs, streamline their operational supports, and launch new services quickly. MetaSolv’s portfolio consists of the following capabilities:

Order Management.    MetaSolv Order Management allows service providers to track all the delivery steps required for fulfilling simple to complex telecommunication services, and can be flexibly specified to fit a service provider’s entire service delivery business process, including:

•	manual—including installing equipment in a point of presence;

•	automated—including triggering service activation as well as billing once the service is activated in the network;

•	intra-carrier—including coordinating processes between engineering and operations;

•	inter-carrier—including requesting capacity or unbundling the local loop from a different carrier;

•	fulfilling a simple service such as DSL to an existing house where the loop is already unbundled; and

•	tracking complex service orders such as a home requiring DSL and phone service where the local loop is owned by another customer and a telephone number has to be ported.

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

Inventory Management.    MetaSolv Inventory Management helps service providers accurately manage all resources that are required in delivering a communication service, helping identify availability, location, and capacity of network assets. These solutions manage inventory data for:

•	physical resources, such as equipment locations, racks, shelves, devices, cards, and ports;

•	logical resources, including interfaces, sub-ports, and channels;

•	technology or service resources, including, but not limited to, Layer 1/2/3 Virtual Private Networks (VPNs), Virtual Local Area Networks (VLANs), Voice over IP (VoIP), Digital Subscriber Line (DSL) and mobile;

•	name or number resources, including telephone numbers, IP addresses, VLAN tags, and MPLS VPN Route Targets.

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

Service Activation.    The final step in the order-to-activate process is the activation of the service to the requisite elements in the network.

MetaSolv Service Activation products support the activation of:

•	IP Services including complex network-based VPN services such as Layer 3 IP VPNs (RFC 2547) including Layer 2 (Martini), IPSec, and traffic engineered Label Switched Paths (LSPs). Our policy-based quality of service (QoS) capability enables appropriate classification, marking, shaping, and policing of IP traffic through the network. Service persistence is maintained to ensure that the service definition and policies are properly aligned with the configuration of the network.

•	Services over IP (SoIP) such as Hosted and Managed Enterprise and Residential Voice over IP (VoIP) and Video over IP/IP Television (IPTV) services. This includes the configuration of soft switches, media and line gateways, messaging systems, conditional access servers and video content servers.

•	Broadband access services such as xDSL, Ethernet, Wireless Local Loop (WLL), Asynchronous Transfer Mode (ATM) and Frame Relay (FR) services.

•	Mobile subscriber and service activation of switching platforms via Home Location Registries (HLR), messaging platforms (voicemail, short messaging, multi-media messaging, unified messaging, etc.) and many application/content platforms to support the delivery of advanced 2G, 2.5G and 3G mobile voice and data services. In addition, MetaSolv has successfully deployed its IP VPN activation product into a variety of mobile operators enabling the efficient delivery and management of IP services such as multimedia messaging and remote access to corporate VPNs.

•	Traditional high volume voice services such as POTS, ISDN, Centrex and Intelligent Networking (IN) services.

MetaSolv’s activation capability interfaces to network elements from a variety of major hardware vendors. Our pre-built software cartridges reduce time to deployment and total cost of ownership. These productized cartridges interface with numerous hardware vendor elements and MetaSolv documents and supports these elements as core product extensions. MetaSolv’s comprehensive cartridge capabilities, together with the extensible product architecture, enable the rapid and cost effective activation of any service over any network technology.

Network Mediation.    Today’s rapidly evolving multi-service networks require a next-generation solution to collect and process data for billing, performance management, service level management, inventory and other operations support systems. MetaSolv Network Mediation is a carrier-class convergent mediation application that provides all network-to-OSS data collection for multi-service IP, 3G wireless, VoIP and traditional voice and data networks.

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

Consistent with our product architecture and strategy, the application uses a cartridge-based approach to provide the highest level of flexibility, including:

•	Collection cartridges – interface to network elements or management systems to collection data. A variety of industry standard data formats (including ASN.1, XML, IPDR, AMA and ASCII) and transport mechanisms (including GTP, TCP, UDP, FTP, RADIUS, Diameter and SNMP) are supported along with pre-integrated vendor proprietary interfaces.

•	Enhancement and aggregation cartridges – transform the collected raw data to useful information.

•	Distribution cartridges – distribute the records to the downstream billing or operational system.

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

Professional Consulting and Integration Services.    MetaSolv offers extensive experience and expertise in successfully deploying its solutions in every type of multi-vendor, multi-service, and multi-domain network environment. With more than 200 implementations, our highly skilled consultants leverage proven implementation methodologies and best practices to quickly and effectively migrate data from disparate databases, implement solutions, and integrate with existing systems. We partner with major global systems integrators, network equipment manufacturers, and in-house IT departments to help make MetaSolv software solutions integral components of our customers’ overall business processes.

We offer a consulting service “lifecycle” approach, delivering comprehensive support from the earliest phases of implementation through production and beyond, including follow-up evaluations and fine-tuning of deployed processes and systems. A key success factor for our customers is the extensive domain knowledge of our consulting services group. These experts understand how to interface with all types of domains, including our strategic areas of mobile and IP, and they are typically deployed on a regional basis to support our globalization strategy. Our customers benefit from this experience across the typical functions in OSS solutions deployment:

•	Implementation and configuration—including deployment and extension of the MetaSolv portfolio, facilitating launch of new customer applications and services.

•	Integration—including consolidation of data, functions, or OSS processes.

•	Optimization— including cost reduction and process streamlining.

•	Growth—including new services and industry consolidation.

Our consultants’ expertise in establishing enhanced, highly automated business processes enables customers to focus on their core competencies to achieve their goals, rather than on the numerous specific tasks and steps in the software implementation project.

Education Services.    MetaSolv’s education services program trains customers to derive the full benefit of our OSS software solutions within their unique business process environments. A key focus of our courseware is to enable users to learn how to fully leverage our software products’ rich functionality and capabilities and to ensure they take full advantage of the software benefits and features. MetaSolv provides a variety of instructional courses and workshops to help ensure that our customers have the necessary product knowledge to enable effective configuration and implementation of the product, as well as properly utilize the software in operation. Our courseware uses a modular approach to learning that allows users to focus their education on the most relevant aspects of their business.

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

Sales and Marketing

Sales.    We sell our software directly through our worldwide sales force, which has direct representation in North America, South America, Europe, the Middle East, and the Asia Pacific region. We also sell indirectly through our reseller relationships. We focus our sales efforts on established and emerging service providers and large enterprises that manage, offer, or deliver communication services.

Our direct sales force is organized on a named account basis, and includes dedicated account executives as well as technical sales analysts. These direct sales teams establish close relationships with our customers to gather business requirements and understand their business challenges. The sales analyst understands the customer’s business priorities, the complexity of their network, and the existing or planned OSS solution requirements. The account executive manages the customer relationship, and in turn acts as the customer advocate within MetaSolv to coordinate all activities and functions in order for MetaSolv to deliver a comprehensive solution to meet the customer’s needs.

Sales opportunities are created through multiple avenues, including our extensive knowledge of a customer environment, our ability to propose solutions to address specific needs, responses to Requests for Proposal, or customer responses to strategic marketing programs that generate qualified business leads. Once a qualified opportunity has been identified, it is assigned to a sales executive who leads our engagement with the customer or prospect. The sales team may conduct numerous presentations and demonstrations to the potential customer. In addition, customer visits to our regional offices and our corporate headquarters enable us to present our value proposition.

MetaSolv also has reseller agreements with Network Equipment Manufacturers (NEMs) and Systems Integrators (SIs) that complement our direct channels to market. While these resellers do not inventory our products, they have the ability to propose MetaSolv products and services directly to prospective customers and obtain a sales margin for doing so. MetaSolv in turn supports the reseller throughout the engagement cycle, providing appropriate technical and commercial support and expertise. MetaSolv plans to develop further reseller channels to market, and we expect these channels to increase our number of customers, expand our geographic range, and to penetrate further into large, existing customer accounts.

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

MetaSolv’s marketing programs focus on creating awareness of, and generating interest in, MetaSolv products and services. We engage in a variety of strategic marketing activities, including:

•	participating in select industry tradeshows and events;

•	establishing and maintaining relationships with recognized industry analysts;

•	furthering our corporate message and industry leadership by being featured in select trade magazines and publications;

•	using our Web presence to communicate our capabilities and credentials and to gain relevant contact information from prospects;

•	collaborating with our partners at tradeshows and their specific events; and

•	conducting targeted contact campaigns to customers and prospects.

MetaSolv demonstrates active product and technology leadership through participation in industry and technology-based initiatives such as OSS through Java (OSS/J), TeleManagement Forum (TMF) and Next-Generation OSS (NGOSS). MetaSolv also focuses on a range of joint marketing strategies and programs with key partners in order to extend our existing marketing efforts.

Our product management organization provides direction on target markets and their business requirements. We base our product strategy on an analysis of customer feedback and priorities, market requirements, competitive offerings and projected return on investment. Our product enhancement plans are developed by our product management organization in partnership with our customers, utilizing their communications experience and requirements in conjunction with our market and competitive knowledge. For some products, our customer user group maintains an active enhancement-ranking process, by which these customers continually establish priorities for feature enhancements. In addition, our product managers are active in numerous technology and industry forums. Through these domestic and international forums, we demonstrate both our industry leadership and our willingness to participate in various projects that reinforce our extensive product capabilities to support world-class OSS solutions.

Alliances and Partnerships

In order to further expand our market opportunities across all global regions and all key market segments of the communications industry, MetaSolv develops and maintains strategic relationships with leading global systems integrators, network equipment manufacturers, and complementary independent software vendors.

Systems Integrators.    Working in conjunction with MetaSolv consultants, our Systems Integrator (“SI”) partners provide a range of services to our customers and serve as an important sales channel for our product and services portfolio. We utilize their presence and resources to further the market acceptance and penetration of our comprehensive product portfolio. We also combine our products and services with those of our SI partners, providing complete solutions to specific customer requirements. MetaSolv provides comprehensive training to ensure the SI partner has the requisite skills to deploy MetaSolv products. Our SI partners include large global consulting practices, regional or boutique systems integrators, and internal IT organizations affiliated with service providers. Our SI partners include Accenture, BearingPoint, Cap Gemini, CGI Information Systems, Dimension Data, General Dynamics, Harris Corporation, IBM, Kapsch CarrierCom, Lucent Worldwide Services, Mahindra British Telecom, Tata Consulting Services, and Wipro Technologies.

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

Network vendors also act as key channels marketing MetaSolv products, and we continue to develop marketing relationships with NEMs where our products are complementary to their offerings. NEM partners include Alcatel, Cisco Systems, Ericsson, Extreme Networks, Foundry Networks, Huawei Technologies, Juniper Networks, Lucent, Nortel Networks, and Siemens AG.

Independent Software Vendors.    MetaSolv partners with independent software vendors (ISVs) to offer our customers more complete solutions and to extend our market reach. The focus of MetaSolv’s ISV partner program is to offer complementary solutions for those areas that MetaSolv does not address, including billing, customer relationship management, and fault management. In addition, we have alliances with other application integration vendors that provide commercial interfaces between our software and other third-party software systems, as well as key software infrastructure components.

Segment Information and Foreign and Domestic Operations

The information set forth in Note 10 to the accompanying consolidated financial statements is incorporated herein by reference.

Research and Development

Teams of business analysts, software architects, development engineers and product managers are responsible for our research and development efforts. We use state of the art software technologies such as XML, Java/J2EE and XSL in our Research and Development efforts. Our R&D team actively participates in numerous standards bodies and holds leadership positions within both OSS/J and TMF. We use these standards throughout our product suite. We use an industry leading iterative software development process that includes defining end to end customer scenarios, prototyping with customer feedback, planning and documenting deliverables in advance, rigorously adhering to user interface, design and coding standards, and performing significant performance, reliability and functionality testing. By involving all functional groups at various levels within our organization, along with strong collaboration with our customers, this process provides a framework for turning concepts into products that provide compelling value to our customers and enables us to bring these products to market cost effectively. In addition, we have a highly skilled engineering and management team with experience in OSS solutions to communications systems providers as well as state of the art software technologies and development methodologies such as CMMI, RUP™ and Extreme programming.

Competition

We believe MetaSolv is viewed as an industry leader in the delivery of complex OSS solutions to global service providers. We believe our solution offerings are competitive and that the following factors contribute to our differentiation in the marketplace:

•	the breadth, depth, and flexibility of our software;

•	the diversity and skills of our employees worldwide;

•	the quality and performance of our products;

•	our comprehensive, high-quality global customer service and support;

•	our proven ability to implement and integrate solutions;

•	the overall value of our software; and

•	our extensive worldwide customer base.

We believe we are well positioned to deliver comprehensive ordering, inventory, activation, and mediation solutions to the marketplace. MetaSolv’s competitors are categorized into three segments: point-product providers, services-centric firms, and internal information technology (IT) or information systems (IS) organizations. Point-product competitors tend to compete on price points and “best of breed” claims for products and solutions with relatively narrow functionality. Services-centric competitors tend to claim an ability to customize products and solutions, to provide long-term consulting, and in some cases to economize on price through these larger scale or longer-term engagements. Finally, we face competition from internal operations of service providers whose IS or IT groups would prefer to use their internal staff to design or build a custom solution, rather than purchase commercial off-the-shelf software and adapt it to their specific needs. We believe that the differentiating factors listed in the previous paragraph will continue to provide clear and compelling reasons for communications providers to prefer MetaSolv and its products to other competitive offerings. We anticipate continued long-term growth in the communications industry and the entrance of new competitors in the OSS software market, and we expect that the market for our products and services will remain intensely competitive.

Software Protection and Other Proprietary Rights

To establish and protect our intellectual property, we rely on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. Our trademarks include

MetaSolv Software, the MetaSolv logo, MetaSolv Solution, MetaSolv QuickStart, and Rapid Results. In addition, MetaSolv® is a federally registered trademark of MetaSolv Software, Inc. To maximize protection of our technology, we have set up a patent protection program. We have filed for patent protection on certain aspects of our software, and we may continue to file patent applications to establish exclusive rights to certain technology we have developed. While we rely on patent, copyright, trade secret, and trademark laws to protect our intellectual property, we believe that the technical and creative skills of our employees, frequent product enhancements and improved product quality are greater factors in maintaining a technology leadership position. In addition to intellectual property that we own, we also license certain intellectual property from third parties that is integrated with our software and used to perform key functions. Some of these items are licensed from proprietary vendors. We also make use of some code and software tools under what are called “open source” licensing provisions, where appropriate. There can be no assurance that in the future these third party licenses will continue to be available to us on commercially reasonable terms or at all.

We generally enter into confidentiality and/or license agreements with our employees, partners, and customers, and generally control access to and distribution of our software, documentation and other proprietary information. We typically license, rather than sell, our software and require our customers to enter into license agreements that restrict the use of our software. In some cases we also contract to provide title to code developed for a particular customer.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe on or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights (including those we license from third parties) do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. In certain instances we indemnify our customers against these claims. Although we have never had to make payment on a claim, claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. While we have primarily focused on intellectual property protection within the United States, we have expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. See “Risk Factors—Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe On the Proprietary Rights Of Others.”

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

Executive Officers

Our executive officers and their ages as of February 15, 2006, are as follows:

Name	Age	Position
T. Curtis Holmes, Jr.	44	President and Chief Executive Officer
Glenn A. Etherington	51	Chief Financial Officer
Jonathan K. Hustis	50	Executive Vice President-Legal, General Counsel and Corporate Secretary
Michael J. Cullen	46	Executive Vice President—Engineering
David L. Sharpley	40	Executive Vice President—Marketing
Phillip C. Thrasher	46	Executive Vice President—Global Sales

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

Michael J. Cullen has served as our Executive Vice President—Engineering since May 2001. From October 1997 to May 2001. Mr. Cullen served as Director of Engineering within the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included planning, development and support of the provisioning and service creation product lines within the Intelligent Network Unit. From February 1991 to October 1997, Mr. Cullen served as technical manager within Lucent Technologies/AT&T Network Systems Operations Support Systems.

David L. Sharpley has served as our Executive Vice President—Marketing since February 15, 2006. From February 2002 until February 2006, Mr. Sharpley was our Senior Vice President—Marketing. Immediately prior to joining MetaSolv, from March 2001 through January 2002, Mr. Sharpley was Vice-President of Product Management and Engineering of the e-Business and Service Commerce Portfolios at Nortel Networks. From December 2000 to March 2001, Mr. Sharpley was the Director of Clarify CRM for Service Providers at Nortel Networks. Also, from the time he joined Nortel Networks in May 1998, Mr. Sharpley held several product management and business development roles. Prior to joining Nortel Networks, Mr. Sharpley was employed in various capacities related to the launch of Internet Protocol services at Bell Canada.

Phillip C. Thrasher has served as our Executive Vice President of Global Sales since February 13, 2006. From February 2002 to February 2006, Mr. Thrasher served as our Executive Vice President of Sales—Americas and Asia Pacific. From July 2000 to January 2002, Mr. Thrasher was an executive in the eBusiness and Service Commerce Portfolios at Nortel Networks, serving from July 2001 to January 2002 as Senior Vice President,

Sales and Marketing. From June 1998 to June 2000, Mr. Thrasher was an executive officer with Architel Systems Corporation. His last position at Architel was Senior Vice President Telecom Solutions-Americas where he was responsible for the Sales, Alliances, and Professional Services Organizations.

Employees

We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in developing, implementing, marketing and selling software applications critical to business operations. We maintain a strong corporate culture and reinforce it by providing our employees an extensive orientation program to learn our technology, the industry we serve, and our corporate values. We intend to encourage continuous learning and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs designed to motivate and reward our employees. None of our employees is represented by an organized labor union nor have we experienced any work stoppages. As of December 31, 2005, we had 438 full-time employees.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes the risks and uncertainties that we believe may adversely affect our business, financial conditions or results of operations. There are additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, that may also impair our business operations. This report is qualified in its entirety by these risks. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, they could materially harm our business, financial condition, or results of operations. In that case, the trading price of our common stock could decline.

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

Furthermore, if the overall market for our software grows more slowly than we anticipate, or if our products and services fail in any respect to achieve market acceptance, our revenues would be lower than we anticipate and our operating results and financial condition could be materially adversely affected.

THE COMMUNICATIONS INDUSTRY IS EXPERIENCING CONSOLIDATION, WHICH MAY REDUCE THE NUMBER OF POTENTIAL CUSTOMERS FOR OUR SOFTWARE.

The communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger communications companies generally have stronger purchasing power, which could create pressure on the prices we charge and the margins we realize. These companies are also striving to streamline their operational systems by combining different communications systems and the related support systems into one system, reducing the number of vendors needed. Although we have sought to address this situation by continuing to market our products and services to new customers and by working with existing customers to provide products and services that they need to remain competitive, we cannot be certain that we will not lose customers as a result of industry consolidation.

OUR CUSTOMERS’ FINANCIAL WEAKNESS OR THEIR INABILITY TO OBTAIN FINANCING MAY LEAD TO LOWER SALES AND DECREASED PROFITABILITY.

Some of our customers are small to medium sized competitive communications service providers with limited operating histories. Some of these customers are not profitable and are dependent on private sources of capital to fund their operations, and many competitive communications service providers are currently unable to obtain sufficient funds to continue expansion of their businesses. At the same time, many communications companies are encountering significant difficulties in achieving their business plans and financial projections. During the last three years, several of our customers ceased their business operations, and some have initiated bankruptcy proceedings. The downturn in the communications industry and the inability of many communications companies to raise capital have resulted in a decrease in the number of potential customers that are capable of purchasing our software, a delay by some of our existing customers in purchasing additional products, decreases in our customers’ operating budgets relating to our software maintenance services, delays in payments by existing customers, or failure to pay for our products. If our customers are unable to obtain adequate financing, sales of our software could suffer. If we fail to increase revenue related to our software, our operating results and financial condition would be adversely affected. In addition, adverse market conditions and limitations on the ability of our current customers to obtain adequate financing could adversely affect our ability to collect outstanding accounts receivable resulting in increased bad debt losses and a decrease in our overall profitability. Decreases in our customers’ operating budgets relating to software maintenance services could adversely affect our maintenance revenues and profitability. Any of our current customers who cease to be viable business operations would no longer be a source of maintenance revenue, or revenue from sales of additional software or services products, and this could adversely affect our financial results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

A significant portion of revenues each quarter is derived from a relatively small number of large sales. As consolidation in the communications industry continues, our reliance on a limited number of customers for a significant portion of our revenues may increase. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. In 2005, our ten largest customers represented approximately half of our total revenue, with our two largest customers, British Telecommunications and Sprint, representing 14% and 11% of total revenue, respectively. To the extent that any major customer terminates its relationship with us, or that we are unable to consummate one or more substantial sales, our revenues could be adversely affected.

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

We have increased our development investment in new technologies and lowered development expense in certain products by contracting with offshore development resources, and are also working to expand our availability of consulting and training resources through alliances with these subcontractors. We believe that our success will depend in part on our ability to continue, expand and manage the use of offshore subcontracting resources in these and other respects. There are certain risks entailed in these practices, including but not limited to: those described under the topic of international operations below; the continued availability of these resources is not assured; the potential for migration of some expertise to a contractor outside of our organization; and our policies relating to development and protection of intellectual property rights may be harder or not possible to institute, manage or enforce in a subcontractor organization.

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

Moreover, international operations are subject to a variety of additional risks that could adversely affect our operating results and financial condition. These risks include the following:

•	Longer payment cycles and problems in collecting accounts receivable;

•	The impact of recessions in economies outside the United States;

•	Unexpected changes in regulatory requirements;

•	Variable and changing communications industry regulations;

•	Trade barriers and barriers to foreign investment, in some cases specifically applicable to the communications industry;

•	Barriers to the repatriation of capital or profits;

•	Political instability or changes in government policy;

•	Restrictions on the import and export of certain technologies;

•	Lower protection for intellectual property rights;

•	Seasonal reductions in business activity during the summer months, particularly in Europe;

•	Potentially adverse tax consequences;

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies;

•	Requirements for a locally domiciled business entity;

•	Regional variations in adoption and growth of new technologies served by our products; and

•	Communications infrastructure that may be different from the communications infrastructure in the United States.

OUR BUSINESS IS EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

We have business operations in numerous countries, sell our products in U.S. and non-U.S. denominated currencies, and have asset and liability balances in foreign currencies. The United States dollar value of these foreign transactions and balances fluctuates with changes in currency exchange rates or foreign interest rates. Fluctuations in the value of these currencies relative to the United States dollar may adversely impact our results in the future. A significant portion of our operations are in Canada and the United Kingdom, and we pay expenses of our international operations in local currencies, so we are particularly exposed to currency rate exchange impacts related to Canadian dollars, British pounds and Euros. We expect that our international revenues will continue to account for a significant portion of our total revenues in the future. We do not currently engage in hedging transactions with respect to our exposure to fluctuations in currency exchange rates.

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

Our success depends in part on our proprietary software technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. We cannot guarantee that the steps we have taken to assess and protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Software and process patent rights are subject to higher uncertainty as a relatively undeveloped area of legal precedent. If third parties infringe or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Patent rights are currently being acquired by some businesses expressly for the purpose of making infringement claims against technology companies. These risks may be increased by the addition of intellectual property assets through business or product acquisitions. Claims against us, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. We currently focus on intellectual property protection within the United States. These risks may also be increased by our use or others’ use with our products of software made available under open source software licenses, the terms of which may be subject to varying or commercially unfavorable interpretations, and the enforcement and application of which have not been extensively tested or settled in applicable judicial systems. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. We also may choose to forgo the costs and related benefits of certain intellectual property benefits in some of these jurisdictions.

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	Revenues or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	Announcements of technological innovations by us or our competitors;

•	Acquisitions of new products or significant customers or other significant transactions by us or our competitors;

•	Developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

•	Changes in recommendations or financial estimates by securities analysts;

•	Rumors or dissemination of false and/or unofficial information;

•	Changes in management;

•	Stock transactions by our management or businesses with whom we have a relationship;

•	Conditions and trends in the software and communications industries;

•	Capital raising transactions in which we issue our equity securities;

•	Adoption of new accounting standards affecting the software industry; and

•	General market conditions, including geopolitical events.

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

WE MAY BE REQUIRED TO PAY LIQUIDATED DAMAGES PURSUANT TO OUR PRIVATE PLACEMENT PURCHASE AGREEMENTS.

On October 26, 2005, we entered into purchase agreements in connection with the private placement of common stock and warrants with each of Bonanza Master Fund Ltd., Brookside Capital Partners Fund, L.P., Shea Ventures, LLC, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P., WS Opportunity Fund, L.P., WS Opportunity Fund (QP), L.P., WS Opportunity Fund International, Ltd., Walker Smith Capital, L.P., Walker Smith Capital (QP), L.P. and Walker Smith International Fund, Ltd. The purchase agreements provide for payment of liquidated damages in the event of a failure to cause a registration statement to be declared effective within specified timeframes or to remain effective for a specified period, covering the shares of common stock acquired by the purchasers and the shares of common stock issuable upon exercise of the warrants. On February 8, 2006, we entered into amendments to the purchase agreements with each purchaser to provide a maximum cap on the liquidated damages. Each amendment provides that the liquidated damages shall in no event exceed an amount equal to ten percent of the aggregate purchase price for the purchaser’s common stock and warrants. Our failure to cause a registration statement to be declared effective within specified timeframes or to remain effective for a specified period, covering the shares of common stock acquired by the purchasers and the shares of common stock issuable upon exercise of the warrants, could trigger the payment of liquidated damages and as a result adversely effect our financial position.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The address of our headquarters is 5556 Tennyson Parkway, Plano, Texas 75024, and our telephone number at that address is (972) 403-8300. We lease two buildings in an office park in Plano, Texas, that total approximately 152,000 square feet. One of these buildings is used as our headquarters under a lease that expires in 2010. The other building, with approximately 52,000 square feet, has been vacated and approximately 42,000 square feet have been subleased through the end of our lease term. In addition, we lease facilities and offices in Denver, Colorado; McLean, Virginia; Kanata and Toronto, Ontario, Canada; Kensington Village, London, England; Rio de Janeiro, Brazil; Sophia Antipolis and Paris, France; Madrid, Spain; Rome, Italy; and Munich, Germany. Lease terms for all our locations expire at various times through 2010.

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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
March 31	$2.89	$2.26	$3.65	$2.25
June 30	2.49	1.75	3.45	2.37
September 30	3.48	2.23	3.17	2.00
December 31	$3.50	$2.50	$2.72	$1.99

We have not paid cash dividends on our common stock, and do not plan to pay cash dividends to our stockholders in the near future. We are not bound by any contractual terms that prohibit or restrict the payment of dividends; however, we presently intend to retain our earnings to finance the future growth of the business.

As of February 7, 2006, we had approximately 5,600 beneficial stockholders, including 557 stockholders of record. On that date, the closing price of our common stock on NASDAQ was $3.15 per share.

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

	Year Ended December 31
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Total revenues	$91,815	$81,161	$79,506	$91,204	$121,274
Gross profit(1)	49,577	44,240	38,592	38,806	87,945
Purchased in process research and development	—	—	1,781	4,060	2,940
Restructuring and other costs	2,184	4,500	8,558	12,126	3,142
Goodwill impairment	—	—	2,227	28,742	—
Operating expenses(1) (2)	53,616	59,445	82,191	121,324	84,974
Income (loss) from operations	(4,039)	(15,205)	(43,599)	(82,518)	2,971
Net income (loss)	$(4,305)	$(15,987)	$(56,610)	$(66,794)	$2,717
Basic and diluted income (loss) per share of common stock	$(0.10)	$(0.40)	$(1.48)	$(1.77)	$0.07

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$58,153	35,212	41,863	70,780	137,577
Working capital	43,357	20,575	21,996	64,886	131,567
Total assets	84,117	62,766	80,316	139,406	189,218
Total current liabilities	33,355	31,774	36,619	40,385	27,657
Fair value of warrants to purchase common stock	3,442	—	—	—	—
Temporary equity	17,863	—	—	—	—
Total stockholders’ equity	$29,457	$30,992	$43,697	$99,021	$161,173

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Unaudited Quarterly Consolidated Financial Data:
2005:
Total revenues	$23,765	$23,282	$23,408	$21,360
Gross profit(1)	13,534	12,739	12,024	11,280
Restructuring and other costs	(51)	2,235	—	—
Operating expenses(1) (2)	12,764	15,001	12,514	13,337
Income (loss) from operations	770	(2,262)	(490)	(2,057)
Net income (loss)	$903	$(2,490)	$(663)	$(2,055)
Basic and diluted net income (loss) per share of common stock	$0.02	$(0.06)	$(0.02)	$(0.05)
2004:
Total revenues	$21,498	$20,196	$19,902	$19,565
Gross profit(1)	11,276	10,354	11,650	10,960
Restructuring and other costs	(396)	—	2,748	2,148
Operating expenses(1) (2)	13,161	12,428	16,435	17,421
Loss from operations	(1,885)	(2,074)	(4,785)	(6,461)
Net loss	$(2,441)	$(2,376)	$(4,748)	$(6,422)
Net loss per share of common stock:
Basic and diluted	$(.06)	$(.06)	$(0.12)	$(0.17)

(1)	Certain reclassifications have been made to cost of sales services and research and development costs during 2004 and 2005. While these reclassifications had no impact on Income (loss) from operations, or Net income (loss), these reclassifications had the impact of lowering previously reported amounts for both gross profit and research and development costs (which are included in operating expenses) by the following amounts (in thousands): Quarter ended March 31, 2004—$235, quarter ended June 30, 2004—$530, quarter ended September 30, 2004—$548, quarter ended December 31, 2004—$981, quarter ended March 31, 2005—$1,014, quarter ended June 30, 2005—$1,397, and quarter ended September 30, 2005—$1,609.

(2)	Operating expenses include purchased in process research and development, restructuring and other costs, and goodwill impairment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled employees. We have continued that expansion with organic operating growth in 2004 and 2005. Today we have offices in 14 locations around the world, serving approximately 170 customers in over 50 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

We believe our product portfolio, our customer base, our people, and our continued investment and focus on network resource management, service activation and network mediation position us well to provide end-to-end service fulfillment capabilities to both leading and emerging communications service providers around the world.

CRITICAL ACCOUNTING POLICIES

We prepare financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This requires management to make judgments, assumptions and estimates that affect significantly the amounts reported in the financial statements and accompanying notes. For example, estimates are used in the accounting for the allowance for doubtful accounts, contingencies, restructuring costs, realizability of tax assets, stock compensation expense and the probability of achieving performance awards, and other special charges. Actual results may differ from these estimates.

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

Substantially all of the Company’s revenues are derived from providing (i) licenses of our software; (ii) post contract customer support, otherwise known as maintenance; and (iii) professional services, including implementation and training services. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of (i) its software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on either a fixed price, or a time and materials basis.

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements (i.e., professional services and maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

In addition to evaluating the fair value of each element of the arrangement, the Company evaluates whether the elements can be separated into separate accounting units under SOP 97-2. In making this determination, the Company considers the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

Any estimation process, including those used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimate in the period the revisions are determined.

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

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, Accounting for Income Taxes, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses we have continued to reserve all of our deferred tax assets for which we do not expect to realize a benefit.

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

Results of Operations

MetaSolv’s financial results improved substantially during the year 2005. Revenue in 2005 increased 13% over 2004 with improvement in all of our major product groups. Our net loss in 2005 was less than one-third the loss in 2004 and we achieved positive net income in the fourth quarter, and positive cash flow from operations for the year.

Our improved profitability resulted from the increase in revenue coupled with corporate-wide cost reductions. These cost reductions included increased utilization of lower-cost offshore labor for more routine product development, reducing our investment in non-strategic areas, and staffing reductions in administrative and management functions. We also raised $21.4 million dollars in a private placement of equity securities during the fourth quarter, which improves our ability to execute potential strategic opportunities that would accelerate growth in shareholder value. We believe our current products, employees and resources position us well for profitable growth in 2006.

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Year Ended December 31,
	2005	2004	2003
Revenues:
License	30%	30%	28%
Services	28%	23%	22%
Maintenance	43%	48%	50%

Total revenues	100%	100%	100%
Cost of revenues:
License	1%	1%	2%
Services and maintenance	43%	40%	42%
Amortization and impairment of intangible assets	2%	5%	8%

Total cost of revenues	46%	45%	51%

Gross profit	54%	55%	49%
Operating expenses:
Research and development	21%	26%	37%
Sales and marketing	24%	28%	32%
General and administrative	10%	14%	19%
Purchased in process research and development	—%	—%	2%
Restructuring and other costs	2%	6%	11%
Goodwill impairment	—%	—%	3%

Total operating expenses	58%	73%	103%

Loss from operations	(4%)	(19%)	(55%)
Interest and other income, net	1%	1%	1%
Unrealized gain on fair value of warrants	—%	—%	—%

Gain (loss) on investments	—%	—%	—%

Loss before taxes	(3%)	(19%)	(53%)
Income tax expense	1%	1%	18%

Net loss	(5%)	(20%)	(71%)

2005 COMPARED TO 2004

Revenues

Total revenues for the year ended December 31, 2005 were $91.8 million, representing a 13% increase from $81.2 million in 2004. The increase in revenues between these periods resulted from a 39% increase in services revenue, 13% higher sales of software licenses, and a 1% increase in maintenance revenues.

License fees.    License revenues in 2005 increased 13% to $27.2 million, compared to $24.0 million in 2004. The increase in license revenue is primarily attributed to improved sales of network resource management software. Compared to 2004, the size of our average license sale increased 34% while the number of license sales declined 16%, reflecting relatively larger solutions for major communications providers. Because the majority of our license sales are competitively bid, and each customer implementation is unique, price comparisons between periods are not meaningful.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operating support systems infrastructure. We believe the strength of our product portfolio positions us well to initiate new deployments and extend deployments at existing customers.

Services.    Services revenues are generated from technical consulting and educational training classes related to our license products. Revenues from services increased 39% to $25.6 million in 2005, from $18.3 million in 2004. The services revenue increase is attributed to an increase in the number of large consulting engagements at tier one communications service providers. We expect growth in services revenues to be more moderate in 2006, based on our current pipeline of opportunities.

Maintenance.    Maintenance revenues consist of post-contract customer support, including unspecified license product updates. Maintenance revenues increased 1% to $39.1 million in 2005, from $38.8 million in 2004. The increase in maintenance is primarily due to improved sales of our activation and network resource management software products during 2004 and 2005, partially offset by customer attrition primarily due to corporate consolidations.

Future growth of maintenance revenues is largely dependent on our retention of existing customers, and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of revenues.    As of December 31, 2005, our active customer list included approximately 170 communications service providers worldwide, including approximately two-thirds of the world’s 30 largest providers. During 2005, our top ten customers represented 51% of our total revenue, with our two largest customers, British Telecommunications and Sprint, representing 14% and 11% of our total revenue, respectively. In 2004, our top ten customers represented 44% of our total revenues. In any given year we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent year is likely to have a material adverse affect on our results of operations and financial condition. We anticipate that as the service provider market continues to consolidate, our concentration of revenues may increase.

International revenues.    During 2005, we recognized $51.3 million in revenues from sources outside the United States compared to $47.2 million in 2004, representing 56% and 58% of revenue in each period, respectively. Changes in currency rates of exchange from 2004 to 2005 improved our 2005 revenues approximately $0.8 million, primarily due to the relative strengthening of the Canadian dollar and the Brazilian real compared to the U.S. dollar.

Cost of Revenues

License costs.    License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.7 million in 2005 and $0.9 million in 2004, representing 3% and 4% of license revenues in each period, respectively. The decrease in license costs in 2005 in absolute dollars and as a percentage of revenue is primarily due to the mix of products sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue for each product sold. The majority of our sales incur royalties of less than 10%.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Services and maintenance costs.    Services and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service and maintenance costs were $39.8 million in 2005, up from $32.3 million in 2004, representing 62% and 57% of service and maintenance revenues in each period, respectively. The increase in service costs in 2005 was primarily due to higher staffing costs related to growth in services revenues. Service margins in 2005 were lower than in 2004 due to the relatively higher growth in consulting services revenues on which we yield a lower margin than on maintenance.

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

In 2005, amortization of intangible assets totaled $1.7 million, compared to $3.7 million in 2004. The decrease in amortization expense between 2005 and 2004 is due to continued completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002 and completion of amortization of certain intangibles from the Orchestream acquisition in 2003. Amortization expense is expected to decrease to approximately $0.6 million in 2006.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to develop our software products. During 2005, research and development expenses were $19.5 million, compared to $21.4 million in 2004, representing 21% and 26% of total revenues in each period, respectively. The year-to-year decrease in research and development expense was primarily due to a 9% decrease in employee-related costs, partially offset by a 10% increase in contract labor and a $0.8 million unfavorable impact from currency exchange rates between the U.S. and Canadian dollar. We expect to continue lowering our development costs by shifting many routine tasks to offshore development resources. As a percentage of revenue, the decrease in research and development expense between 2005 and 2004 was due to the 13% increase in revenue coupled with the 9% decrease in expense.

During 2005, our research and development investments were focused on our core competencies of network resource management, service activation and network mediation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems, to further automate our customers’ business processes and lower their overall cost of doing business.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs. From 2003 to 2005 we have reduced our research and development costs in response to market conditions.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows, and other related expenses required to sell our software.

In 2005, sales and marketing expenses decreased slightly to $22.3 million from $22.6 million in 2004, representing 24% and 28% of revenues in each period, respectively. The decrease in sales and marketing expense in 2005 compared to 2004 was primarily due to fewer staff in our North American sales operation, partially offset by 7% higher commission expense related to the increase in revenue, and a $0.4 million increase due to unfavorable currency exchange rates. We expect sales and marketing costs to increase in future periods as we continue to invest in resources devoted to increasing revenues outside the United States.

General and Administrative Expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in 2005 decreased 12% to $9.6 million, compared to $11.0 million in 2004, representing 10% and 14% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to the settlement of a bankruptcy claim that resulted in a net credit to bad debt expense of approximately $0.8 million in 2005, and cost reductions in facilities expenses of $0.6 million. We expect to continue to reduce our general and administrative expenses in future periods.

Restructuring and other Costs.    Restructuring and other costs during 2005 totaled $2.2 million, and was comprised of $1.2 million related to staffing reductions of approximately 30 employees, primarily in overhead functions and redundant engineering positions, a $1.1 million reduction in sublease assumptions for vacant space, and a $0.2 million credit related to a previous acquisition. The staffing reductions are expected to result in annual cost savings of approximately $3 million.

Restructuring and other costs during 2004 totaled $4.5 million, comprised of $1.9 million for a reduction of 65 positions, $1.7 million related to consolidation of facilities and $0.9 million in stock compensation expense related to a former executive. The estimated annualized cost savings from these reductions was approximately $7 million.

All severance payments are expected to be completed by the end of the second quarter of 2006. The lease payments will continue through 2010 and will be partially offset through sublease agreements.

Interest and Other Income, Net

In 2005, interest and other income, net, primarily consisting of interest income and interest expense, was $1.1 million, compared to $0.5 million in 2004. The increase in interest and other income was primarily due to higher cash and marketable securities balances and improved interest yields on our cash and marketable securities.

Gain (loss) on Investments

During the fourth quarter of 2004, we determined that the decline in the fair value of an equity investment in a private company below its carrying value was other than temporary. Accordingly, we recorded a non-cash charge of $0.3 million to write down the value of the investment. During the third quarter of 2005, we wrote-off the remaining $0.1 million of this investment.

Income Tax Expense

We recorded income tax expense of $1.4 million in 2005 and $0.9 million in 2004. Income tax expense in both 2005 and 2004 consisted primarily of foreign withholding tax provisions. These provisions are related to sales in countries that impose a withholding tax on funds transferred out of the country to companies that do not have a physical presence within that country. These withholding taxes are difficult to predict due to changes in geographic revenue mix, and are not based on our pre-tax income or loss. As a result, our income tax rate may not bear any relationship to our consolidated taxable income.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax basis of assets and liabilities which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which included our operating performance and projections for near term future performance, we continue to fully reserve our deferred tax assets. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory U.S. federal tax rate.

2004 COMPARED TO 2003

Revenues

Total revenues for the year ended December 31, 2004 were $81.2 million, representing a 2% increase from $79.5 million in 2003. The increase in revenues between these periods resulted from higher sales of software licenses and related services, while maintenance revenues declined slightly.

License fees.    License revenues in 2004 increased 8% to $24.0 million, compared to $22.2 million in 2003. The increase in license revenue is primarily attributed to more sales of network resource management software licenses following release of our “M6” solution, and also due to higher sales of network mediation products.

Services.    Services revenues are generated from technical consulting and educational training classes related to our license products. Revenues from services increased 4% to $18.3 million in 2004 from $17.7 million in 2003. The increase in consulting and education revenues resulted from a larger number of customer engagements supporting the increase in license sales.

Maintenance.    Maintenance revenues consist of post-contract customer support, including unspecified license product updates. Maintenance revenues decreased 2% to $38.8 million in 2004, from $39.7 million in 2003. The decrease in maintenance revenues is primarily due to an arrangement to provide support to a customer for a third party software product on a resale basis in 2003. In 2004 this maintenance was contracted directly between the third party provider and the customer. Excluding the resale of third party maintenance in 2003, maintenance revenues in 2004 were approximately equal to maintenance revenues in 2003.

Concentration of Revenues.    As of December 31, 2004, our active customer list included nearly half of the world’s 100 largest providers. During 2004, our top ten customers represented 44% of our total revenue with our largest single customer, British Telecommunications, accounting for 11% of revenues.

International Revenues.    During 2004, we recognized $47.2 million in revenues from sources outside the United States compared to $43.9 million in 2003, representing 58% and 55% of revenue in each period, respectively. The growth in international revenues during 2004 was largely due to an estimated $2.7 million favorable impact from the strengthened value of foreign currencies against the U.S. dollar, and also to our further $1.7 million increased penetration into European, Asian and Latin American markets. MetaSolv’s revenue is derived from customers in approximately 55 countries, and approximately 35% of our worldwide revenues are transacted in foreign currencies, primarily British pounds, Euros, and Canadian dollars.

Cost of Revenues

License Costs.    License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.9 million in 2004 and $1.3 million in 2003, representing 4% and 6% of license revenues in each period, respectively. The decrease in license costs in 2004 in absolute dollars and as a percentage of revenue is primarily due to the mix of products sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue for each product sold. The majority of our products incur royalties of less than 10%.

Service Costs.    Service cost of revenues consists of expenses to provide consulting, training and maintenance services. These costs include compensation and related expenses for employees and fees for third party consultants who provide services for our customers under subcontractor arrangements.

Service costs were $32.3 million in 2004, down from $33.2 million in 2003, representing 57% and 58% of service revenues in each period, respectively. The decrease in service costs in 2004 was primarily due to a reduction in professional consulting costs of $6.0 million, partially offset by a $2.6 million increase in subcontractor costs and a $0.6 million increase in maintenance-related engineering costs. These changes in cost include a $1.0 million adverse impact from foreign currency exchange rates. Service margins in 2004 improved over 2003 due to improved utilization of our own consulting resources and use of subcontracting services where they lower our cost.

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

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to support product development. During 2004, research and development expenses decreased 28% to $21.4 million from $29.6 million in 2003, representing 26% and 37% of total revenues in each period, respectively. The year-to-year decrease in research and development expense was primarily due to consolidation of our European development function into our Canadian operations, partially offset by a $0.6 million cost increase from unfavorable exchange rates between the U.S. and Canadian dollar. Approximately half of our development staff is located in Canada.

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

In 2004, sales and marketing expenses decreased 11% to $22.6 million from $25.3 million in 2003, representing 28% and 32% of revenues in each period, respectively. The decrease in sales and marketing expense in 2004 compared to 2003 was primarily due to 8% lower staffing and related expenses, partially offset by an unfavorable $1.1 million impact from currency exchange rates. The staffing reductions achieved alignment of resources with expected market conditions.

General and Administrative Expenses.    General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in 2004 decreased 25% to $11.0 million, compared to $14.7 million in 2003, representing 14% and 19% of revenues in each period, respectively. The decrease in general and administrative expenses was primarily due to 13% lower staffing in administrative functions, which resulted in a $0.8 million reduction in costs; cost reductions in facilities, telecommunications expenses and other expenses of approximately $0.7 million and a $1.2 million decrease in the allowance for doubtful accounts due to improved collection performance.

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

All severance payments were completed by the end of 2005. The lease payments will continue through 2010 and they will be partially offset through sublease agreements.

Interest and Other Income, Net

In 2004, interest and other income, net, primarily consisting of interest income and interest expense, was $0.5 million, compared to $1.1 million in 2003. The decrease in interest and other income was due primarily to $0.3 million in realized currency losses and a $0.3 million decline in interest income due a decline in cash and marketable securities balances upon which we receive interest income.

Gain (loss) on Investments

During the fourth quarter of 2004, we determined that the decline in the fair value of an equity investment in a private company below its carrying value was other than temporary. Accordingly, we recorded a non-cash charge of $0.3 million to write down the value of the investment.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.9 million in 2004 and $14.4 million in 2003. The 2004 income tax expense consisted primarily of foreign withholding tax provisions. The relatively high income tax expense in 2003 is due to a revaluation of our deferred tax assets. Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence at the end of 2003, which included our recent operating performance and projections for near term future performance, we recorded a valuation reserve against our remaining deferred tax assets. If taxable income is generated in the future, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory US federal tax rate.

Liquidity and Capital Resources

At December 31, 2005, our primary sources of liquidity were cash and cash equivalents and marketable securities totaling $58.2 million and representing 69% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed. Total cash and marketable securities increased $22.9 million during 2005, from a balance of $35.2 million at December 31, 2004. The increase in cash and marketable securities during 2005 resulted primarily from issuance of additional common stock and cash generated from operations.

Cash generated by operating activities during 2005 was $1.8 million, consisting of our $4.3 million operating loss adjusted for non-cash charges of $5.9 million for amortization of intangible assets, depreciation, and stock compensation expense, and changes in working capital components of approximately $0.2 million.

Cash used in investing activities during 2005 was $23.1 million. We purchased a net of $21.5 million of marketable securities and invested $1.6 million in capital expenditures primarily for computer related equipment.

Net cash provided by financing activities was $22.6 million in 2005. In October 2005 we completed a private placement of 7,666,667 shares of our common stock along with 3,833,333 warrants to purchase shares of our common stock, exercisable at a price of $4.00 per share, which resulted in net proceeds of $21.4 million.

The warrant agreement is considered to be a derivative and has been classified as a liability at fair value in the balance sheet as of December 31, 2005. The unregistered issued shares of common stock have been classified as temporary equity due to the liquidated damages provisions in the purchase agreements.

Subsequent to the end of the year, we negotiated with each of the purchasers a cap in the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement from each investor to limit the amount of liquidated damages, we believe that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. Accordingly, subsequent to year end, both the warrants and the common stock will be reclassified as permanent equity.

In addition to the proceeds from the private placement, we received $1.5 million from the exercise of employee stock options during the year, which was partially offset by withholding sufficient shares to make payment of $0.3 million in withholding tax obligations of employees.

Currency exchange rates improved our cash position approximately $0.2 million during the year 2005.

We believe that our current cash and marketable securities balances, together with projected cash flows to be generated by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to meet our long-term business objectives, or to complete an acquisition, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We had no unusual capital commitments at December 31, 2005, and our principal commitments consist of obligations under operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $17.2 million through 2010, which will be retired within the ordinary course of business, including approximately $5.5 million in leases for properties that we no longer occupy. We have no abnormal contractual obligations at December 31, 2005, and our principal commitments consist of obligations under non-cancelable operating leases as shown in the following table (in thousands):

	Total	Payments Due By Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases
United States	$14,228	$2,951	$8,606	$2,671	$—
International	3,019	1,751	1,268	—	—

Totals	$17,247	$4,702	$9,874	$2,671	$—

New Accounting Standards

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement supersedes APB Option 25, Accounting for Stock Issued to Employees, and is effective for annual reporting periods beginning after June 15, 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. We are planning to adopt this new standard in the first quarter of 2006. The estimated impact of this change in accounting will be an increase in stock compensation costs for existing grants of approximately $1.0 million per quarter in 2006.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We evaluated the requirements of FIN 47 and concluded that the application of FIN 47 does not have a material impact on our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates.

(a)	Fixed Income Investments

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality issuers and, by policy, limit the amount of our credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At December 31, 2005, the weighted average pre-tax yield on the investment portfolio was approximately 3.53%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more or less in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position.

(b)	Foreign Currency

We operate internationally and transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse changes in foreign exchange rates. During 2005 we transacted approximately 35% of our revenues in foreign currencies, primarily British pounds, Euros, and Canadian dollars. Because we incur expenses in these currencies, we benefit from a natural hedge against foreign currency fluctuations. We have chosen not to hedge our foreign currency exposure, and we do not use derivative financial instruments for speculative trading purposes.

While changes in foreign currency exchange rates did not have a material impact on the Company’s financial operations in 2005, this could change at any point in the future in which our revenues in foreign currency differ from expenses by a material amount. In addition, although changes in foreign exchange rates may not have a material impact on our financial operations, the impact on individual line items within our financial statements could be significant.

Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term movement of 10% in foreign currency exchange rates against the U.S. dollar. Estimated in this way, if these rates were to average 10% more or less in 2006 than they did in 2005, we believe there would be no material impact on our results of operations or financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MetaSolv, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MetaSolv, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MetaSolv, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MetaSolv, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated February 20, 2006, included in Item 9A of this Annual Report on Form 10-K expressed an unqualified opinion on management’s assessment that MetaSolv, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and an unqualified opinion on the effectiveness of MetaSolv, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

/s/    GRANT THORNTON LLP

Dallas, Texas

February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MetaSolv, Inc.:

We have audited the accompanying consolidated balance sheet of MetaSolv, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaSolv, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 28, 2005

METASOLV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$13,314	$11,858
Marketable securities	44,839	23,354
Trade accounts receivable, less allowance for doubtful accounts of $1,805 in 2005 and $2,110 in 2004	13,582	12,482
Unbilled receivables	2,461	1,156
Prepaid expenses	1,847	2,842
Other current assets	669	657

Total current assets	76,712	52,349
Property and equipment, net	5,529	6,685
Intangible assets	1,090	2,787
Other assets	786	945

Total assets	$84,117	$62,766

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,775	$4,780
Accrued expenses	20,512	19,644
Deferred revenue	8,068	7,350

Total current liabilities	33,355	31,774
Fair value of warrants to purchase common stock	3,442	—
Temporary equity — Unregistered common stock, $0.005 par value, 7,666,667 shares issued and outstanding	17,863	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value, 100,000,000 shares authorized, shares issued and outstanding (including unregistered shares): 49,961,132 in 2005, and 40,937,985 in 2004.	213	205
Additional paid-in capital	151,443	148,772
Deferred compensation	(328)	(229)
Accumulated other comprehensive income	560	370
Accumulated deficit	(122,431)	(118,126)

Total stockholders’ equity	29,457	30,992

Total liabilities and stockholders’ equity	$84,117	$62,766

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
License	$27,191	$24,017	$22,182
Services	25,574	18,347	17,674
Maintenance	39,050	38,797	39,650

Total revenues	91,815	81,161	79,506
Cost of revenues:
License	736	919	1,275
Services and maintenance	39,806	32,316	33,156
Amortization and impairment of intangible assets	1,696	3,686	6,483

Total cost of revenues	42,238	36,921	40,914

Gross profit	49,577	44,240	38,592

Operating expenses:
Research and development	19,533	21,367	29,599
Sales and marketing	22,262	22,566	25,315
General and administrative	9,637	11,012	14,711
Restructuring and other costs	2,184	4,500	8,558
Purchased in process research and development	—	—	1,781
Goodwill impairment	—	—	2,227

Total operating expenses	53,616	59,445	82,191

Loss from operations	(4,039)	(15,205)	(43,599)
Interest and other income, net	1,088	468	1,075
Unrealized gain on fair value of warrants	95	—	—
Gain (loss) on investments	(97)	(317)	32

Loss before taxes	(2,953)	(15,054)	(42,492)
Income tax expense	1,352	933	14,396
Minority interest	—	—	278

Net loss	$(4,305)	$(15,987)	$(56,610)

Basic and diluted loss per share of common stock	$(0.10)	$(0.40)	$(1.48)

See accompanying notes to consolidated financial statements.

METASOLV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	37,939,738	$190	—	$—	$144,388	$(66)	$38	$(45,529)	$99,021
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(56,610)	(56,610)
Unrealized loss on marketable securities	—	—	—	—	—	—	(18)	—	(18)
Foreign currency translation	—	—	—	—	—	—	381	—	381

Total comprehensive loss									(56,247)

Exercise of stock options	51,574	—	—	—	57	—	—	—	57
Issuance of common stock under employee stock purchase plan	572,203	3	—	—	892	—	—	—	895
Purchase of treasury stock	—	—	4,985	16	—	—	—	—	16
Cancellation of treasury stock	(4,985)	—	(4,985)	(16)	—	—	—	—	(16)
Tax benefit from disqualifying dispositions	—	—	—	—	47	—	—	—	47
Stock compensation	18,178	—	—	—	65	(36)	—	—	29
Amortization (forfeiture) of deferred compensation	—	—	—	—	(189)	84	—	—	(105)

Balance, December 31, 2003	38,576,708	$193	—	$—	$145,260	$(18)	$401	$(102,139)	$43,697

Comprehensive loss:					—
Net loss	—	—	—	—	—	—	—	(15,987)	(15,987)
Unrealized loss on marketable securities	—	—	—	—	—	—	(145)	—	(145)
Foreign currency translation	—	—	—	—	—	—	114	—	114

Total comprehensive loss									(16,018)

Exercise of stock options	1,674,918	9	—	—	1,245	—	—	—	1,254
Issuance of common stock under employee stock purchase plan	499,450	2	—	—	820	—	—	—	822
Cancellation of treasury stock	(24)	—	—	—	—	—	—	—	—
Issuance of restricted stock	186,933	1	—	—	1,447	(588)	—	—	860
Amortization of deferred compensation	—	—	—	—	—	377	—	—	377

Balance, December 31, 2004	40,937,985	$205	—	$—	$148,772	$(229)	$370	$(118,126)	$30,992

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,305)	(4,305)
Unrealized loss on marketable securities	—	—	—	—	—	—	(14)	—	(14)
Foreign currency translation	—	—	—	—	—	—	204	—	204

Total comprehensive loss	—	—	—	—	—	—	—	—	(4,115)

Exercise of stock options	435,140	2	—	—	627	—	—	—	629
Issuance of common stock under employee stock purchase plan	484,897	3	—	—	848	—	—	—	851
Issuance of common stock for private placement	7,666,667	—	—	—	—	—	—	—	—
Issuance of restricted stock	687,395	3	—	—	1,722	(1,725)	—	—	—
Restricted stock cancellation	(149,980)	—	—	—	(289)	289	—	—	—
Purchase of treasury stock	(100,972)	—	100,972	(343)	—	—	—	—	(343)
Cancellation of treasury stock	—	—	(100,972)	343	(343)	—	—	—	—
Stock compensation	—	—	—	—	106	—	—	—	106
Amortization of deferred compensation	—	—	—	—	—	1,337	—	—	1,337

Balance, December 31, 2005	49,961,132	$213	—	$—	$151,443	$(328)	$560	$(122,431)	$29,457

See accompanying notes to consolidated financial statements.

METASOLV, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,305)	$(15,987)	$(56,610)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Goodwill impairment	—	—	2,227
Amortization and impairment of intangible assets	1,696	3,686	6,483
Depreciation	2,705	4,853	7,888
Stock compensation	1,443	1,237	(76)
Provision (recovery) for bad debts	(840)	359	1,542
Unrealized gain on fair value of warrants	(95)	—	—
Loss (gain) on asset disposal	(36)	296	134
Deferred tax expense	—	—	13,706
Tax benefit from disqualifying dispositions	—	—	47
Minority interest	—	—	(278)
Loss (gain) on investments	97	317	(32)
Purchased in process research and development	—	—	1,781
Changes in operating assets and liabilities (net of effect of acquisition):
Trade accounts receivable	(586)	(1,180)	6,082
Unbilled receivables	(1,332)	466	124
Other assets	975	380	7,549
Accounts payable and accrued expenses	1,285	(4,351)	(11,485)
Deferred revenue	764	(1,250)	(3,138)

Net cash provided by (used in) operating activities	1,771	(11,174)	(24,056)

Cash flows from investing activities:
Purchases of property and equipment	(1,620)	(1,706)	(2,467)
Proceeds from the sale of property and equipment	47	3,828	24
Purchase of marketable securities	(32,777)	(33,601)	(67,327)
Proceeds from sale of marketable securities	11,277	34,100	73,322
Decrease in restricted cash	—	—	12,999
Proceeds from sale of investments	—	15	174
Acquisition of Orchestream Holdings plc (net of $10,020 cash acquired)	—	—	(3,982)

Net cash provided by (used in) investing activities	(23,073)	2,636	12,743

Cash flows from financing activities:
Proceeds from private placement, net of offering costs of $1,600	21,400	—	—
Proceeds from common stock transactions	1,496	2,076	952
Purchases of treasury stock	(343)	—	—

Net cash provided by financing activities	22,553	2,076	952

Effect of exchange rate changes on cash	205	450	118

Increase (decrease) in cash and cash equivalents	1,456	(6,012)	(10,243)
Cash and cash equivalents, beginning of year	11,858	17,870	28,113

Cash and cash equivalents, end of year	$13,314	$11,858	$17,870

Supplemental disclosures of cash flow information—
Cash paid during the year for:
Interest	$—	$113	$43
Income taxes	$913	$1,038	$892

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

1) Organization and Summary of Significant Accounting Policies

MetaSolv, Inc. (the “Company”), a Delaware corporation headquartered in Plano, Texas, designs, develops, markets and supports a comprehensive portfolio of software solutions that automate and streamline operations support systems processes for communications service providers. The Company’s capabilities include order management, inventory management, service activation, and network mediation solutions that automate the order-to-activate service provisioning process for all types of traditional and next-generation services. The Company’s solutions help simplify service introduction, accelerate service delivery time, and reduce operating costs and capital expenditures. The Company derives substantially all of its revenue from the sale of licenses, related professional services, maintenance and support of packaged software products to communications service providers.

a)  Principles of Consolidation

The consolidated financial statements include the financial statements of MetaSolv, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

b)  Revenue Recognition

Substantially all of the Company’s revenues are derived from providing (i) licenses of our software; (ii) post contract customer support, otherwise known as maintenance; and (iii) professional services, including implementation and training services. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of (i) its software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on either a fixed price, or a time and materials basis.

Determining Separate Elements and Allocating Value to Those Elements

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements (i.e., professional services and maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

In addition to evaluating the fair value of each element of the arrangement, the Company evaluates whether the elements can be separated into separate accounting units under SOP 97-2. In making this determination, the Company considers the nature of services (i.e., consideration of whether the services are essential to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

Software License Revenue

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. For substantially all of the Company’s software arrangements, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided the fee is fixed or determinable and collection is deemed probable.

If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectibility is not probable, the Company defers the revenue and recognizes the revenue when payment is received.

Maintenance Revenue

The Company’s customers typically prepay maintenance for the first year in connection with a new software license, and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract based on the number of days the contract is outstanding during each period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Professional services revenue primarily consists of implementation services related to the implementation of the Company’s software products and training revenues. The Company’s software is ready to use by the customer upon receipt and, therefore, the Company’s implementation services do not involve significant customization to or development of the underlying software code.

The Company is frequently engaged to provide consulting and implementation services in connection with the licensing of its software. In situations where such services are provided on a fixed price basis, revenues relating to the services are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on management’s estimate of progress towards completion. Changes to estimates of progress towards completion, if any, are accounted for as a change in estimate in the period of the change. Of total deferred revenues, approximately $544,000 and $1,292,000 as of December 31, 2005 and 2004, respectively, represented billings in excess of costs and related profits on certain contracts accounted for under the percentage-of-completion method. Of unbilled receivables, approximately $1,745,000 and $501,000 as of December 31, 2005 and 2004, respectively, represented costs and related profits in excess of billings on contracts accounted for under the percentage-of-completion method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

d)  Marketable Securities and Equity Investments

Marketable securities at December 31, 2005 and 2004 consist of commercial paper, U.S. government agency obligations, corporate bonds and municipal bonds. The Company classifies all of its marketable securities as available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains and losses are reported as a component of comprehensive income in shareholders’ equity until realized. Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary.

The Company uses the cost method to account for its investments in non-marketable equity securities. A decline in the market value deemed to be other than temporary is charged to earnings. During 2005, the Company recorded an impairment charge of approximately $97,000 to write off the value of an investment in equity securities of a private company.

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

During the fourth quarter of 2005, the Company completed a review of its classification of engineering projects. Based on this review, the company concluded that certain projects related to post release software

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

enhancements did not meet the criteria required for them to be classified as research and development projects, and should have been classified as a cost of providing post sales customer support. These projects were properly classified during the fourth quarter of 2005. The Company has reclassified $2,294,000 from research and development costs to cost of revenues in the accompanying 2004 income statement to conform to the 2005 classification. The Company does not believe this reclassification is material.

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

i)  Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts of existing assets and liabilities recorded for financial reporting purposes and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is reflected in income tax expense in the period that includes the enactment date. Based upon the available evidence, which included recent operating performance and projections for future near term performance, the Company has continued to record a valuation reserve against the deferred tax assets. The value of these tax benefits depends on future taxable profits, and the Company’s management believes it appropriate to fully reserve these assets until the Company begins to utilize these tax benefits.

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

k)  Allowance for Doubtful Accounts

The Company reviews the adequacy of its allowance for doubtful accounts each quarter through identification of specific receivables where it is expected that payment will not be received, in addition to establishing a general reserve, which is a statistical calculation, based upon the Company’s collection history, which is applied to all receivable amounts that are not specifically provided for. The allowance for doubtful accounts reflects the Company’s best estimate of the ultimate recovery of accounts receivable as of the reporting date.

l)  Accounting for Stock Based Compensation

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. As such, compensation expense is recorded only if the fair value of the underlying stock exceeded its exercise price on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and activity under the Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net loss:
As reported	$(4,305)	$(15,987)	$(56,610)
Add back: Stock-based employee compensation cost, net of related tax effects, included in the determination of net loss as reported	1,443	1,237	(76)
Subtract: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(7,618)	(10,790)	(13,272)

Pro forma net loss	$(10,480)	$(25,540)	$(69,958)

Net loss per share of common stock:
Basic and diluted:
As reported	$(0.10)	$(0.40)	$(1.48)
Pro forma	$(0.24)	$(0.64)	$(1.84)

m)  Comprehensive Loss

The Company reports comprehensive loss in its consolidated statements of stockholders’ equity. Comprehensive loss includes, net of taxes, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The cumulative unrealized loss on available-for-sale securities as of December 31, 2005, was $160,000. The cumulative foreign currency translation gain as of December 31, 2005, was $720,000.

n)  Foreign Currency Translations

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. The resulting translation adjustments are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations. The net foreign currency exchange gains (losses) were $(314,000), $(257,000), and $25,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

o)  Earnings Per Share of Common Stock

Basic earnings per share are computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all stock options and warrants using the treasury stock method, vesting of all restricted stock outstanding, and conversion of all preferred stock that would have had a dilutive effect on earnings per share.

p)  New Accounting Standards

In December 2004, the FASB issued SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation. This statement supersedes APB Option 25, Accounting for Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

Issued to Employees, and is effective for annual reporting periods beginning after June 15, 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. The Company is planning to adopt this new standard in the first quarter of 2006. The estimated impact of this change in accounting will be an increase in stock compensation costs for existing grants of approximately $1.0 million per quarter in 2006.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company evaluated the requirements of FIN 47 and concluded that the application of FIN 47 did not have a material impact on our results of operations or financial position.

2)  Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2005, and 2004 (in thousands):

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$24,000	$—	$159	$23,839
Corporate and municipal bonds	21,000	—	—	21,000

Total marketable securities	$45,000	$—	$159	$44,839

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$18,000	$—	$147	$17,853
Corporate and municipal bonds	5,500	1	—	5,501

Total marketable securities	$23,500	$1	$147	$23,354

Proceeds from sales of available-for-sale marketable securities were $11,277,000, $34,100,000 and $73,322,000, for the years ended December 31, 2005, 2004 and 2003 respectively. There were no realized gains or losses from the sale of available-for-sale marketable securities as the Company generally holds such investments until maturity. At December 31, 2005, the weighted average pre-tax yield on the investment portfolio was approximately 3.53%.

As of December 31, 2005, the contractual maturities of the Company’s marketable securities were as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 120 days	$33,000	$32,934
121 days to two years	12,000	11,905

Total marketable securities	$45,000	$44,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

3)  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Property and equipment at cost
Computer equipment and software	$20,762	$19,817
Furniture and fixtures	3,901	4,082
Leasehold improvements	8,319	8,344
Telecommunications equipment	2,209	2,214
Construction-in-progress	22	—

	35,213	34,457
Less accumulated depreciation and amortization	(29,684)	(27,772)

Property and equipment, net	$5,529	$6,685

4)  Income Taxes

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current income tax expense:
Federal	$—	$—	$—
Foreign	1,250	933	690
State	102	—	—

	1,352	933	690

Deferred income tax expense:
Federal	—	—	12,193
State	—	—	1,513

	—	—	13,706

Total income tax expense	$1,352	$933	$14,396

Loss before income taxes included approximately $5,812,000, $440,000, and $12,556,000 of non-U.S. loss for the years ended December 31, 2005, 2004 and 2003 respectively. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Computed “expected” tax benefit	$(1,034)	$(5,269)	$(14,872)
Expenses not deductible for tax purposes	39	76	39
State and local taxes, net of federal benefit	67	(538)	(989)
Acquisition and restructuring	—	(21,657)	912
Research and development tax credits	—	(138)	(2,025)
Valuation allowance	870	27,359	30,668
Foreign withholding and rate differential	1,419	1,074	548
Stock based items	(165)	—	—
Other	156	26	115

Income tax expense	$1,352	$933	$14,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued expenses	$4,329	$1,040
Allowance for doubtful accounts	749	933
Research and development credit carryforward	8,212	8,780
Investment valuation differences	820	740
Asset basis and depreciation	3,353	5,319
Technology rights, goodwill and amortization	11,217	11,622
U.S. net operating loss carryforward	20,742	21,560
Non U.S. operating loss carryforward	29,492	28,050

Total deferred tax assets	$78,914	$78,044
Valuation allowance	(78,914)	(78,044)

Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. For financial reporting purposes, a valuation allowance existed at December 31, 2005 and 2004 to offset deferred tax assets based upon the tax losses incurred during years 2002 through 2005.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005, will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of earnings	$77,898
Additional paid-in-capital	1,016

Total	$78,914

The Company has aggregate U.S. tax loss carryforwards of approximately $54,600,000, which expire through the year 2023. Excluding tax loss carryforwards for non-U.S. subsidiaries that are being liquidated, the Company has aggregate non-U.S. tax loss carryforwards of approximately $92,400,000. The Company also has approximately $4,400,000 of U.S. research tax credit carryforwards that begin expiring in 2018 and $3,800,000 of non-U.S. research tax credits carryforwards that begin expiring in 2012.

5)  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued royalties	$2,034	$1,980
Employee compensation	3,902	2,352
Deferred rent	1,860	2,177
Income taxes payable	1,468	1,132
Restructuring expenses	5,815	6,740
Other expenses	5,433	5,263

	$20,512	$19,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

6)  Stockholders Equity

Unregistered Common Stock and Warrants:

On October 26, 2005, the Company completed a private placement of $23,000,000 of its common stock and warrants to purchase common stock, net of offering costs of $1,600,000. The Company sold 7,666,667 shares of its common stock at a per share price of $3.00, and warrants to purchase an additional 3,833,333 shares of common stock. The warrants are exercisable at a price of $4.00 per share, may not be exercised until six months after the date of issuance and expire five years after the date of issuance.

On November 9, 2005, the Company filed a registration statement on Form S-3, registering for resale the shares of common stock acquired by the selling stockholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 105 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness of the registration statement, then the Company is required to pay to each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 0.01 for every thirty days that the registration statement is unavailable for sales (or pro rata for any period of less than thirty days).

The Company considers the warrant agreement to be a derivative and has classified the warrants as a liability at fair value in the balance sheet. Information regarding the valuation of the warrants is as follows:

	2005
	October 26,	December 31,
Weighted – average fair value of warrants	$.92	$.90
Black-Scholes Assumptions:
Dividend rate	—	—
Average risk-free interest rate	4.33%	4.39%
Average volatility	42%	41%
Contractual life in years	5.0	4.8

The change in the fair value of the warrant between October 26, 2005, and December 31, 2005, has been reflected as an unrealized gain on fair value in the accompanying statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock have been classified as temporary equity due to the liquidated damages provisions in the purchase agreements.

Subsequent to the end of the year, the Company negotiated with each of the purchasers a cap in the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement from each investor to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. Accordingly, subsequent to year end, both the warrants and the common stock will be reclassified as permanent equity.

Stock Options:    In August 1999, the Company adopted the MetaSolv, Inc. Long-Term Incentive Plan pursuant to which the Board of Directors may grant options to purchase common stock, restricted stock, restricted stock units, and other forms of long-term incentive compensation. As of December 31, 2005, the number of shares authorized under the plan was 18,520,161. At December 31, 2005, there were 2,737,386 shares available for grant under the plan.

Generally, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All options have terms of ten years or less, and most options vest in three or four equal cumulative installments beginning on the first anniversary of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

The per share weighted-average fair value of stock options granted each year, estimated using the Black-Scholes option-pricing model with the indicated weighted average assumptions were as follows:

	2005	2004	2003
Weighted – average fair value of stock options granted	$1.22	$2.08	$1.25
Black-Scholes Assumptions:
Dividend rate	—	—	—
Average risk-free interest rate	4.02%	2.85%	3.27%
Average volatility	58%	80%	82%
Expected life in years	4.15	5.0	5.0

Stock option activity consists of the following:

	Number of shares	Weighted- average exercise price
Balance as of December 31, 2002	9,944,761	$7.02
Granted	2,539,660	1.54
Exercised	(51,574)	1.10
Forfeited	(1,590,711)	8.82

Balance as of December 31, 2003	10,842,136	$5.50
Granted	2,410,750	3.16
Exercised	(1,674,918)	0.75
Forfeited	(925,749)	7.22

Balance as of December 31, 2004	10,652,219	$5.56
Granted	983,000	2.49
Exercised	(435,140)	1.45
Forfeited	(1,699,856)	12.77

Balance as of December 31, 2005	9,500,223	$4.14

The following table presents information about outstanding stock options as of December 31, 2005:

	Options Outstanding
		Weighted average		Options exercisable
Range of Exercise Prices	Number of options	Exercise price	Contractual life	Number of options	Weighted average exercise price
$ 0.34 – $ 1.74	2,125,528	$1.51	2.00	2,023,253	1.52
1.75 – 3.18	1,763,780	2.50	3.45	647,630	2.49
3.19 – 3.36	1,804,789	3.20	3.06	462,429	3.20
3.37 – 6.19	2,135,126	4.91	1.96	1,854,591	4.80
$ 6.20 – $21.88	1,671,000	9.25	0.29	1,607,150	9.31

Totals	9,500,223	4.14	2.16	6,595,053	$4.58

The following table shows the number of stock options that were outstanding and exercisable at the end of the previous three years.

	2005	2004	2003
Options exercisable	6,595,053	6,624,868	5,199,890
Weighted Average exercise prices	$4.58	$6.49	$6.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

Restricted Stock Awards: During 2005 and 2004, the Company granted restricted stock awards of 133,895 and 186,933 shares, respectively, to key executives and three directors under the Company’s Long Term Incentive Plan. There were 109,100 awards issued to the executives in 2005, with vesting periods from six months to three years, with vesting accelerated in the event of a change in control. There were 24,795 and 18,907 awards in 2005 and 2004, respectively, issued to three directors in 2005 and two directors in 2004 as payment of their annual retainer in lieu of cash, under the director’s normal compensation plan. These stock awards vest annually, with vesting accelerated in the event of a change in control. The market value of these stock awards at date of grant was $338,265 and $588,071, in 2005 and 2004, respectively, and is being amortized as compensation expense over the vesting periods. The Company also granted 553,500 time based and performance based restricted stock awards to non-officer employees in 2005. The market values of these awards at date of grant were $1,386,670. These awards vested in six and twelve month increments with some based on Company performance and some time-based, with vesting accelerated in the event of a change in control. There were 115,450 restricted stock awards cancelled in 2005, 97,330 shares due to the Company’s failure to achieve certain performance goals and 18,120 due to terminations.

Deferred compensation has been recorded as a component of stockholders’ equity and is being amortized, based on a graded vesting schedule, as provided by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and is charged to operations over the vesting period of options granted at less than fair market value. Amortization of deferred compensation was approximately $1,337,000, $377,000, and $84,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded additional compensation expense of $106,000 in 2005 related to modification of stock option grants for a terminated executive.

Employee Stock Purchase Plan: In August 1999, the Company adopted the MetaSolv, Inc. Employee Stock Purchase Plan. As of December 31, 2005, the number of shares authorized under the plan was 4,940,032. The plan allows employees to purchase common stock at a 15% discount from the lower of the fair market value of the common stock at the beginning of the enrollment period or the purchase date. There were 484,897, 499,450, and 572,203 shares of common stock issued under the plan during 2005, 2004 and 2003, respectively.

7)  Retirement and Savings Plans

The Company has various pension and savings plans under which employees are entitled to receive matching company contributions, subject to certain regulatory limitations. The Company made matching contributions of approximately $1,302,000, $1,249,000, and $1,431,000 in 2005, 2004 and 2003, respectively.

8)  Commitments and Contingencies

Leases

The Company leases its offices under operating leases, which expire through 2010. Future minimum annual rent payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,	Total minimum lease payments
2006	$4,702,185
2007	3,879,286
2008	3,072,878
2009	2,921,425
Thereafter	2,670,763

$17,246,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

Rent expense was approximately $3,825,000, $4,762,000 and $5,446,000 in 2005, 2004 and 2003, respectively.

Approximately $5,534,517 of these minimum future lease payments, less approximately $2,450,000 of expected sublease income is for space that has been vacated, and has been accrued as a part of Restructuring and Other Costs. The Company has a sublease arrangement for some of the vacant space that will provide the Company with approximately $542,000 of sublease income annually that began in March 2005 and will end in November 2010.

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

9)  Net loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(4,305)	$(15,987)	$(56,610)

Denominator for basic and diluted net loss per share:
Weighted-average common and common equivalent shares outstanding	43,189	39,674	38,177

Net loss per common share:
Basic and diluted	$(0.10)	$(0.40)	$(1.48)

Securities that were not included in the computation of diluted net loss per share because their effect was antidilutive consist of the following:

	2005	2004	2003
Options to purchase common stock	9,500,223	10,652,219	10,842,136
Restricted stock awards	410,530	186,933	18,178
Warrants to purchase common stock	3,833,333	—	—

Total	13,744,086	10,839,152	10,860,314

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

The Company’s chief operating decision-maker is the President and Chief Executive Officer. The President and Chief Executive Officer reviews financial information presented on a Company-wide basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the President and Chief Executive Officer is identical to the information presented in the accompanying statements of operations.

Revenue information regarding operations for different products and services is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
Software license fees	$27,191	$24,017	$22,182
Professional services	25,574	18,347	17,674
Maintenance	39,050	38,797	39,650

Total revenues	$91,815	$81,161	$79,506

The United Kingdom is the only country, other than the United States, that contributed more than 10% of the Company’s total revenues in any of the three years ending December 31, 2005. Total revenue derived from non-U.S. locations was approximately $51,281,000, $47,208,000 and $43,928,000 in 2005, 2004 and 2003 respectively. Total revenue by customer location is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
United States	$40,534	$33,953	$35,578
United Kingdom	18,060	17,213	16,775
All other countries	33,221	29,995	27,153

Total revenues	$91,815	$81,161	$79,506

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. Two customers have accounted for more than 10% of the Company’s revenues or accounts receivables for the three years ended December 31, 2005. One customer, British Telecommunications, accounted for 14%, 11% and 12% of the company’s revenues in 2005, 2004 and 2003, respectively. A second customer, Sprint Inc, accounted for 11% of the Company’s revenues in 2005. British Telecommunications also accounted for 30% of accounts receivable at December 31, 2005.

Long lived assets (excluding goodwill, intangible assets and intercompany loans) outside of the United States were $1,824,000, $2,760,000, and $4,442,000 as of December 31, 2005, 2004 and 2003, respectively. The location of the long lived assets (excluding goodwill, intangible assets and intercompany loans) by country was as follows (in thousands):

	Long Lived Assets As of December 31,
Country	2005	2004	2003
United States	$4,491	$4,870	$10,786
United Kingdom	981	1,243	1,526
Canada	836	1,389	2,871
Rest of World	7	128	45

Totals	$6,315	$7,630	$15,228

The Company does not see any material risk with respect to the assets located outside of the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

11)  Acquisition

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

A summary of the allocation of the purchase price follows (in thousands):

Cash purchase price	$	12,997
Transaction costs		1,148

Total Purchase Price		$14,145

Allocation of the purchase price:
Tangible assets acquired		$6,088
Purchased in process research and development		1,781
Developed technology, including patents		3,700
Customer relationships		2,298
Contract rights		747
Deferred tax liabilities		(2,418)
Minority interest		(278)

Net identifiable assets acquired		11,918

Goodwill		2,227

		$14,145

The $1,781,000 allocated to purchased in process research and development was charged to expense at the time of the acquisition. Under SFAS No. 142, goodwill recorded as a result of the acquisition was not amortized and was subsequently written off (see note 13). The developed technology is amortized over its useful life of three years; the customer relationships are being amortized over their useful life of five years; and the contract rights were amortized over one year.

12)  Restructuring and Other Costs

In 2005, restructuring and other costs totaled $2,184,000 comprised of $1,230,000 for a reduction of 30 positions, $1,107,000 reduction on sublease assumptions for vacant space, and $153,000 credit related to a previous acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

In 2004, restructuring and other costs totaled $4,500,000 comprised of $1,951,000 for a reduction of 65 positions, $1,689,000 related to consolidation of facilities and $860,000 in stock compensation expense related to a former executive.

In 2003, the Company restructured its operations to align costs with expected market conditions, and to integrate and rationalize the acquired Orchestream operations with those of the Company. This program resulted in charges of $8,558,000 consisting of $4,369,000 for severance payments for the reduction of 135 positions, $4,778,000 for lease commitments on office space that has been vacated, and a non-recurring adjustment to prepaid royalties of $815,000, partially offset by a reduction in accrued liabilities of approximately $1,404,000 related to adjustments of liabilities assumed in the Company’s acquisitions.

The following table summarizes the status of the restructuring actions which is included in accrued liabilities (in thousands):

	Employee Severance	Exit Cost	Other	Total
Balance at December 31, 2002	$1,497	$5,716	$—	$7,213
Restructuring and other charges	4,369	4,778	(589)	8,558
Amounts utilized in 2003	(4,439)	(3,268)	589	(7,118)

Balance at December 31, 2003	1,427	7,226	—	8,653
Restructuring and other charges	1,951	1,689	860	4,500
Amounts utilized in 2004	(3,141)	(2,412)	(860)	(6,413)

Balance at December 31, 2004	$237	$6,503	$—	$6,740
Restructuring and other charges	1,230	1,107	(153)	2,184
Amounts utilized in 2005	(881)	(2,381)	153	(3,109)

Balance at December 31, 2005	$586	$5,229	$—	$5,815

The remaining severance payments are expected to be completed by second quarter 2006 and the lease payments will continue through 2010.

13)  Impairment of Goodwill and Intangible Assets

Goodwill

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

On February 1, 2003, the date the acquisition of Orchestream plc was completed, the Company’s market capitalization was below the book value of the Company’s stockholders equity. The Company initially recorded $2,227,000 of goodwill in accordance with SFAS 141, and determined that it would monitor the market price of its common stock between the acquisition date and the date the Company closed its books for the quarter ended March 31, 2003, to determine if the Company could support recoverability of the goodwill that was indicated by the application of SFAS 141.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2005, 2004 and 2003

During the period from February 1, through April 15, 2003, the Company’s market capitalization remained below its book value. At that time, the Company concluded that it continued to suffer from impairment of goodwill at the reporting unit level, and recorded a charge of $2,227,000 to eliminate that goodwill. The following is a summary of intangible assets at December 31, 2005 and 2004 (in thousands):

	2005
	Gross Carrying Cost	Accumulated Amortization	Net	Weighted Average Amortization Period
Developed technology	$12,290	$12,166	$124	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationship	2,298	1,332	966	60 Months

Total intangible assets	$20,328	$19,238	$1,090	29 Months

	2004
	Gross Carrying Cost	Accumulated Amortization	Net	Weighted Average Amortization Period
Developed technology	$12,290	$10,930	$1,360	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationship	2,298	871	1,427	60 Months

Total intangible assets	$20,328	$17,541	$2,787	29 Months

Amortization expense related to intangible assets was approximately $1,696,000, $3,686,000 and $6,483,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense in future periods related to intangible assets subject to amortization will be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2006	$587
2007	460
2008	43
2009	—

$1,090

14)  Valuation and Qualifying Accounts

The following table shows the changes in the allowance for doubtful accounts and valuation allowance for deferred tax assets (in thousands):

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2005	$2,110	$(840)	$1,197	$662	$1,805
Year ended December 31, 2004	$3,327	$359	$285	$1,861	$2,110
Year ended December 31, 2003	$3,825	$1,542	$—	$2,040	$3,327

Valuation allowance for deferred tax assets:
Year ended December 31, 2005	$78,044	$1,072	$—	$202	$78,914
Year ended December 31, 2004	$50,685	$25,354	$2,005	$—	$78,044
Year ended December 31, 2003	$17,327	$30,668	$3,772	$1,082	$50,685

The addition to the allowance for doubtful accounts of $1,197,000 charged to other accounts in 2005 represents collections of amounts previously charged off.

The addition to the valuation allowance for deferred tax assets charged to other accounts in 2003 was related to the Company’s acquisitions and in 2004 was related to changes in the currency exchange rates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 65 of this report.

Changes in Internal Control over Financial Reporting.    Management implemented a change in our internal control over financial reporting during the fourth quarter of 2005 in response to management’s identification of a significant deficiency in the review and approval process for entry of new engineering projects in the Company’s project timekeeping system. Based on an internal review of the classification of engineering project types and analysis of project descriptions, management concluded this lack of adequate review and approval lead to errors in the classification of certain engineering projects and their related costs. These projects did not meet the criteria required to be recorded as research and development project types and should have been classified as post sales customer support or maintenance projects. The financial statement effect of this change in classification is disclosed in footnote 1 to Selected Financial Data.

This significant deficiency was identified and remediated by management in the fourth quarter of 2005. New controls and procedures were documented, implemented by management and tested by internal audit as part of management’s 404 internal control assessment. The deficiency did not impact operating income, net income, earnings per share, or cash flow from operations in any period. The controls were found to be operating effectively as of the year end assessment date.

The changes in controls included the following processes:

Project Request Approval Procedures.    Management developed and implemented procedures to ensure that engineering projects are not entered into the project timekeeping system until a project request form has been completed by the project manager and approved by the director of global customer care. Additionally, management developed and implemented procedures to ensure that all project request form attributes, including the business unit, project description, justification, and project classification type are entered into the system and approved by the appropriate manager prior to system entry.

System Validation of Project Classification Entries.    In order to ensure the project is set up and classified properly in the Company project timekeeping system, engineering management completes a month end validation of all project descriptions and classifications. Management reconciles the ‘Project Types’ as documented on the project request forms to the specific project attributes recorded in the project timekeeping system. Any variances between the request form attributes and timekeeping system output are resolved by engineering management on a weekly basis. Additionally, the director of global customer care indicates approval on each specific engineering project within the project system.

Independent Review of Project Classifications.    In order to provide an independent analysis of project classifications, finance management reviews the project purpose, detail description and concludes on the appropriateness of the engineering project classification. The cost accounting manager indicates approval on each specific engineering project within the project accounting system as the projects are created by engineering. Additionally, engineering and finance management meet as part of the monthly control procedures to discuss all projects initiated during the month and ensure proper classification, according to company policy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MetaSolv, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that MetaSolv, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2005, and our report dated February 20, 2006, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 20, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning Directors of the Company required by Item 401 and Item 405 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading “Executive Officers.”

The information required by Item 406 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement under the heading “Code of Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement under the headings “Directors Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Management Compensation,” and “Stock Performance Graph,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2005, regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	9,500,223	$4.14	2,737,386

Equity compensation plans not approved by security holders	—	—	—

Total	9,500,223	$4.14	2,737,386

The information required by Item 403 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K and Section 202 of Sarbanes-Oxley will be contained in the Company’s 2006 Proxy Statement under the headings “Independent Public Accountants” and “Fees Paid to Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements, notes and independent auditors’ report described in Item 8, to which reference is hereby made.

(2)	Financial Statement Schedule. The financial statement schedule described in Item 8, to which reference is hereby made.

(3)	Exhibits. The following exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of December 27, 2000 and effective as of January 1, 2001 by and among MetaSolv Software, Inc., MS Merger, Inc., and the Registrant. Incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

2.2	Asset Purchase Agreement dated January 21, 2002, by and among Nortel Networks Limited, as vendor, MetaSolv Software, Inc. as purchaser, and the Registrant as guarantor. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 15, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

4.2	Specimen Certificate of the Registrant’s common stock. Incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on October 29, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

Exhibit No.	Description

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-A filed on October 24, 2001.

4.8	Form of Warrant. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

4.9	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

+10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

+10.2	1992 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

+10.3	Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

+10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937.

10.5	Commercial Lease Agreement between the Registrant and Crown Invest I, L.P., dated April 1, 1997, as amended to date. Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 22, 1999, registration number 333-86937.

10.6	Commercial Lease Agreement between the Registrant and William R. Cooper and Craig A. Cooper, dated August 21, 1998, as amended to date. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 19, 1999, registration number 333-86937.

10.7	Consent to Assignment of lease dated February 1, 2002 by and between Architel Systems Corporation, MetaSolv Software Canada Inc. and First Real Properties Limited, and associated Lease Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

10.8	Indemnity Agreement dated February 1, 2002 by and between First Real Properties Limited and MetaSolv Software, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.9	Sublease dated June 4, 2002 between Zarlink Semiconductor Inc. and MetaSolv Software Canada, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.10	Consent to Sublease Agreement dated June 4, 2002 among Mitel Research Park Corporation, Zarlink Semiconductor Inc. and MetaSolv Software Canada Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

10.11	Indemnity Agreement dated June 4, 2002 by MetaSolv, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2002.

Exhibit No.	Description

10.12	Terms of Exchangeable Shares of MetaSolv Canada Holdings Inc. adopted as a special resolution by its sole shareholder on July 20, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

10.13	Share Purchase Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc., Lat45 Information Systems Inc., each of the shareholders of Lat45 Information Systems Inc. and each of Joseph Hatchuel, Toufik Abdallah, Serge Bouhadana and Jean-Nicolas Guet. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

10.14	Exchange Agreement dated July 20, 2001, by and among the Registrant, MetaSolv Canada Inc., MetaSolv Canada Holdings Inc. and each of the shareholders of Lat45 Information Systems Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on form S-3 filed on August 13, 2001, registration number 333-67428.

+10.15	Employment Agreement dated as of July 28, 2003, by and between MetaSolv Software, Inc. and T. Curtis Holmes, Jr. Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on March 12, 2004.

+10.16	First Amendment to MetaSolv, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on March 11, 2003, registration number 333-103740.

+10.17	Settlement Waiver and General Release Agreement, dated as of June 1, 2004, by and between MetaSolv Software, Inc. and James P. Janicki incorporated by reference to Exhibit 10.30 to the Registrant’s current report on Form 8-K filed on July 30, 2004.

+10.18	Form of Incentive Stock Option Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Registrant’s current report on Form 8-K filed on September 10, 2004.

+10.19	Form of NonQualified Stock Option Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Registrant’s current report on Form 8-K filed on September 10, 2004.

+10.20	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Registrant’s current report on Form 8-K filed on September 10, 2004.

+10.21	Form of Performance Award Grant Agreement under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.34 to the Registrant’s current report on Form 8-K filed on September 10, 2004.

+10.22	Form of Cash Award Under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registrant’s current report on Form 8-K filed on February 24, 2005.

+10.23	Second Amendment to MetaSolv Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.36 of the Registrant’s current report on Form 8-K filed on February 24, 2005.

+10.24	Employment Agreement dated as of May 9, 2005, by and between MetaSolv Software, Inc. and Michael J. Cullen. Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2005.

+10.25	Employment Agreement dated as of September 22, 2005, by and between MetaSolv Software, Inc. and Jonathan K. Hustis. Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2005.

Exhibit No.	Description

+10.26	Board Resolution Concerning Audit Committee Compensation dated November 28, 2005, incorporated by reference to Exhibit 10.39 of the Registrant’s current report on Form 8-K filed on February 24, 2005.

10.27	Form of Purchase Agreement, dated October 26, entered into between the Registrant and each of Bonanza Master Fund Ltd., Brookside Capital Partners Fund, L.P., Shea Ventures, LLC, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P., WS Opportunity Fund, L.P., WS Opportunity Fund (QP), L.P., WS Opportunity Fund International, Ltd., Walker Smith Capital, L.P., Walker Smith Capital (QP), L.P. and Walker Smith International Fund, Ltd. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

+10.28	Form of Performance Award Grant Under Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on February 7, 2006.

10.29	Form of Amendment to Purchase Agreement, dated February 8, 2006, entered into between MetaSolv, Inc. and each of Bonanza Master Fund Ltd., Brookside Capital Partners Fund, L.P., Shea Ventures, LLC, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P., WS Opportunity Fund, L.P., WS Opportunity Fund (QP), L.P., WS Opportunity Fund International, Ltd., Walker Smith Capital, L.P., Walker Smith Capital (QP), L.P. and Walker Smith International Fund, Ltd., incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on February 9, 2006.

+10.30	Employment Agreement with Phillip C. Thrasher, Executive Vice President – Global Sales, dated February 13, 2006, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on February 15, 2006.

+10.31	Employment Agreement with Glenn A. Etherington, Chief Financial Officer, dated February 13, 2006, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on February 15, 2006.

+*10.32	Amendment to Employment Agreement by and between MetaSolv Software, Inc. and Michael J. Cullen, dated February 20, 2006, amending the Employment Agreement dated as of May 9, 2005, by and between MetaSolv Software, Inc. and Michael J. Cullen.

+*10.33	Amendment to Employment Agreement by and between MetaSolv Software, Inc. and Jonathan K. Hustis, dated February 20, 2006, amending the Employment Agreement dated as of September 22, 2005, by and between MetaSolv Software, Inc. and Jonathan K. Hustis.

*21	Subsidiaries of the Registrant

*23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.

*23.2	Consent of KPMG LLP, independent registered public accounting firm.

*31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Identifies exhibits that consist of or include a management contract or compensatory plan or arrangement.

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