Form 10-K/A
period 2005-12-31
METASOLV INC
filed 2006-03-01
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-28129

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99,300,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2006
Common Stock, $0.005 par value per share	49,966,180 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MetaSolv, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K (“Amendment No. 1”) for the year ended December 31, 2005, that was originally filed on February 21, 2006 (the “Original 10-K”) to include the information required in Part III of the Company’s Annual Report on the Original 10-K. There are no changes to the financial statements as originally filed. There are also no changes to the disclosures in the Original 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any event that occurred at a later date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below is information regarding the directors of the Company, including their ages, the period in which they have served as directors, and information furnished by them as to principal occupations and directorships held by them in corporations whose shares are publicly registered.

Name	Director Since	Term Ending	Age
Terry L. Scott	2003	2006	55
Royce J. Holland	2000	2006	57
Lawrence J. Bouman	2000	2007	59
T. Curtis Holmes, Jr.	2001	2007	44
John Berndt	2002	2008	65
John W. White	1998	2008	67

Mr. Scott has served as a director of the Company since February 2003. Since March 2004, Mr. Scott has been President, Chief Executive Officer and a director of Airimba Wireless, Inc., a privately held company that is a wireless Internet access service provider. From June 2003 until March 2004, he served as Vice President – Finance and Chief Financial Officer of CMI Holding Company, Inc., a general partner of Chase Medical L.P., a privately held company that develops, manufactures and markets products for the treatment of congestive heart failure. From October 2002 until the sale of the company in December 2004, he also served as an outside director and chairman of the audit committee for Chameleon Technology, Inc., a privately held company that developed intelligent networking software. From November 1995 to August 2002 Mr. Scott served at various times as an independent director and audit committee member for five companies, including Terion, Inc., a privately held wireless application service provider. In addition, from November 1995 to September 1997, he was President and Chief Executive Officer of Terion and from September 1997 to July 1999 he was its Chairman of the Board and Chief Executive Officer. Mr. Scott was with Paging Network, Inc., a wireless paging and text message service provider, from 1981 through 1995 where he held various senior executive positions including serving as its Senior Vice President of Finance and Chief Financial Officer, and then as President and Chief Executive Officer from 1993 to November 1995.

Mr. Holland has served as a director of the Company since May 2000. Mr. Holland has been President and CEO of McLeodUSA, a privately held company providing integrated local, long-distance, data and internet communications services to its customers, and has served as a member of the board of directors of that company, since January 2006. Previously, Mr. Holland co-founded Allegiance Telecom, a telecommunications services provider, in 1997 and served as its Chairman of the Board and Chief Executive Officer from that time until June 2004. Allegiance Telecom filed for bankruptcy on May 14, 2003. Previously, Mr. Holland was at MFS Communications Company, Inc., a communications services provider, as a Co-founder and a Director from its inception in 1988, and also as President from 1990 through the completion of its merger with WorldCom in December 1996. In January 1993, President George Bush appointed Mr. Holland to the National Security Telecommunications Advisory Committee. Mr. Holland is also a director of privately held Bank Street Telecom Funding Corporation. Mr. Holland has over thirty years experience in the telecommunications, independent power and engineering/construction industries.

Mr. Bouman has served as a director of the Company since November 2000. Since January 1999, Mr. Bouman has served as a technology advisor and independent consultant to several private communications and technology companies. From June 1998 to January 1999, Mr. Bouman served as a member of the acquisition transition team following Qwest Communications International, Inc.’s acquisition of LCI International. From October 1995 to June 1998, Mr. Bouman was Senior Vice President and Chief Technology Officer of LCI International, Inc., a communications services provider. Prior to 1995, Mr. Bouman held several senior positions with MCI Telecommunications Corporation. From September 2001 to June 2003 Mr. Bouman served as a director of Broadwing, Inc., a communications services provider.

Mr. Holmes has served as our President and Chief Executive Officer since August 2003. He served as President and Chief Operating Officer from January 2001 to July 2003. He has served as a director since May 2001. From December 1996 to December 2000, Mr. Holmes served as Vice President and General Manager of the Intelligent Network Unit of Lucent Technologies, Inc., where his responsibilities included strategic planning, product marketing, product management, and development and deployment of enhanced services applications. From July 1994 to December 1996, Mr. Holmes served as Applications Group Director for Operations Support Systems for Lucent Technologies/AT&T Network Systems.

Mr. Berndt has served as Chairman of the Board of Directors since June 2004, and as a director of the Company since May 2002. Mr. Berndt retired from Sprint Corporation on September 30, 2000. From 1998 to September 2000, Mr. Berndt was President of Sprint International, an operating unit of Sprint Corporation. From 1997 to 1998, Mr. Berndt was President of Fluor Daniel Telecom, an operating company of Fluor Daniel, Inc. Mr. Berndt was President of AT&T New Business Development/Multimedia Ventures from 1993 until the spin-off of Lucent Technologies from AT&T occurred in 1996. Mr. Berndt serves as Chairman of the Board of Directors of Telular Corporation, a designer, developer and manufacturer of products for the cellular fixed wireless telecommunications industry, and from February 2005 until August 2005 he served as interim CEO and President of that company. He is Chairman of the Board of Thunderbird, the Garvin School of International Management.

Mr. White has served as a director of the Company since December 1998. He served as Lead Outside Director from July 2003 until April 2004. Mr. White also served as Chairman of the Company’s Board of Directors from August 1999 until July 2003. He was Vice President and Chief Information Officer for Compaq Computer, a developer and marketer of computer hardware and software, from February 1994 to October 1998, where he served as a member of the executive management team, overseeing Compaq’s worldwide information systems activities. Prior to February 1994, Mr. White was President of the Information Technology Group and Chief Information Officer for Texas Instruments. Mr. White serves as a director and member of the Compensation Committee of Citrix Systems, Inc., a company listed on the Nasdaq National Market and a provider of server-based computing solutions.

Each of Messrs. Berndt, Bouman, Holland, Scott and White is an “independent director,” as such term is defined in Rule 4200 of The Nasdaq Marketplace Rules.

The members of the Audit Committee of the Board of Directors are Messrs. Berndt, Scott and White. The Board of Directors has designated Terry L. Scott as the Company’s Audit Committee financial expert. Mr. Scott is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934.

Executive Officers

The information concerning executive officers of the Company required by this Item is set forth under the heading “Executive Officers” in Item 1 of the Original 10-K referenced in the Explanatory Note at the beginning of this Form 10-K/A (Amendment 1).

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Company’s Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports disclosing their ownership of the Common Stock and their transactions in such Common Stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2005 fiscal year transactions in the Common Stock and their Common Stock holdings, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner, except for the following: two sale transactions with respect to shares previously purchased through the Company’s Employee Stock Purchase Plan, executed by a broker to pay brokerage account expenses without prior notice to or knowledge of the executive, that were required to have been reported on Form 4s on or before March 23, 2005 and August 10, 2005 by Michael J. Cullen, were instead reported in a Form 5 filed on February 14, 2006; and five sale transactions to satisfy withholding obligations withheld by the Company on the vesting of restricted shares, that were required to have been reported on Form 4s on or before January 24, 2006 by each of T. Curtis Holmes, Jr., Glenn A. Etherington, Phillip C. Thrasher, Jonathan K. Hustis, and Michael J. Cullen that were instead reported in Form 4s filed February 14, 2006.

Code of Ethics

The Company’s directors, officers and employees are subject to the MetaSolv, Inc. Code of Ethical Business Conduct. Our Chief Executive Officer is also subject to a MetaSolv, Inc. and MetaSolv Software, Inc. Code of Ethics for the Chief Executive Officer. Our Chief Financial Officer and Corporate Controller are also subject to a MetaSolv, Inc. and MetaSolv Software, Inc. Code of Ethics for Senior Financial Officers. All three of these documents are available in the Corporate Governance section of the Company’s website at www.metasolv.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded or earned during the last three fiscal years by the Company’s Chief Executive Officer, the four other most highly paid individuals who were serving as executive officers at the end of 2005, and one other individual, Sam L. Kelley, whose compensation level during 2005 would have required disclosure had he been serving as an executive officer at the end of 2005 (together, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts	All Other Compensation ($)(3)
		Salary ($)	Bonus ($)		Restricted Stock Award(s) ($)(1)	Securities Underlying Options (#)	LTIP Payouts ($)(2)
T. Curtis Holmes, Jr. President and Chief Executive Officer (4)	2005	341,250	78,475		79,000	80,000	62,923	3,000
	2004	315,000	—		105,958	100,000	—	3,000
	2003	291,667	48,750		—	270,000	—	3,000

Phillip C. Thrasher	2005	210,000	138,906		13,600	50,000	16,371	3,000
Executive Vice President – Americas	2004	193,875	60,323		36,688	30,000	—	3,000
and Asia Pacific Sales (5)	2003	190,696	85,747	(6)	—	65,000	—	3,000

Sam L. Kelly	2005	220,000	72,847		28,550	25,000	20,546	3,000
Executive Vice President – Services (7)	2004	220,000	—		22,730	30,000	—	3,000
	2003	220,000	33,000		—	15,000	—	3,000

Glenn A. Etherington	2005	255,000	36,126		38,250	50,000	57,789	3,000
Chief Financial Officer (8)	2004	230,000	—		147,200	60,000	—	3,000
	2003	225,000	31,250		—	15,000	—	3,000

Jonathan K. Hustis	2005	210,000	29,590		30,950	50,000	55,332	3,000
General Counsel, Executive	2004	193,948	—		151,949	60,000	—	3,000
Vice President – Legal (9)	2003	190,000	26,250		—	15,000	—	3,000

Michael J. Cullen	2005	210,000	28,835		30,950	50,000	34,815	3,000
Executive Vice President –	2004	197,962	—		73,158	30,000	—	3,000
Engineering (10)	2003	195,000	26,250		—	15,000	—	3,000

(1)	Compensation under restricted stock awards do not reflect Performance Awards granted under the Long Term Incentive Plan to the Named Executive Officers in 2005, the vesting of which awards was subject to performance criteria that did not occur.
(2)	Consists of the value of restricted stock awards that vested during 2005.
(3)	Represents contributions made by the Company to each of our Named Executive Officers under the Company’s 401(k) profit sharing plan.
(4)	As of December 31, 2005 Mr. Holmes held 22,074 shares of unvested restricted stock with a value of $64,015. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.
(5)	As of December 31, 2005 Mr. Thrasher held 7,643 shares of unvested restricted stock with a value of $22,165. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.
(6)	Includes an individual retention bonus in the amount of $50,000, related to the acquisition of the Service Commerce Division of Nortel Networks in February 2002.
(7)	As of December 31, 2005 Mr. Kelley held 4,735 shares of unvested restricted stock with a value of $13,732. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.
(8)	As of December 31, 2005 Mr. Etherington held 30,666 shares of unvested restricted stock with a value of $88,931. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.
(9)	As of December 31, 2005 Mr. Hustis held 31,656 shares of unvested restricted stock with a value of $91,802. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.
(10)	As of December 31, 2005 Mr. Cullen held 15,241 shares of unvested restricted stock with a value of $44,199. Vesting of such shares shall occur in near equal installments on each of January 20, 2006 and January 20, 2007, and, to the extent the Company declares a dividend on its outstanding Common Stock, dividends will be paid on such shares of restricted stock.

Option Grants in Fiscal 2005

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers in 2005.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (1)	Percentage of Total Options Granted to Employees in Fiscal 2005 (2)	Exercise Price Per Share	Expiration Date	5%	10%
T. Curtis Holmes, Jr.	80,000	8.1%	$2.50	2/24/10	$55,256	$122,102
Michael J. Cullen	50,000	5.1%	$2.50	2/24/10	$34,535	$76,314
Glenn A. Etherington	50,000	5.1%	$2.50	2/24/10	$34,535	$76,314
Sam L. Kelley	25,000	2.5%	$2.50	2/24/10	$17,268	$38,157
Jonathan K. Hustis	50,000	5.1%	$2.50	2/24/10	$34,535	$76,314
Phillip C. Thrasher	50,000	5.1%	$2.50	2/24/10	$34,535	$76,314

(1)	Shares under option grants listed in the table become exercisable in near equal installments over three years on each of February 24, 2006, 2007 and 2008. The option shares will be fully vested upon the dissolution or liquidation of the Company, or on certain reorganizations where there is no plan to convert or exchange the options into option shares of the surviving entity. In addition, the options vest in connection with a termination of a Named Executive Officer’s employment under certain circumstances. See the discussion under “Employment Contracts and Termination and Change in Control Arrangements” below. Each of the options has a five-year term, subject to earlier termination in the event of the optionee’s cessation of service with the Company.
(2)	Based upon options to purchase an aggregate of 983,000 shares of Common Stock granted to employees of the Company in 2005 under the Long-Term Incentive Plan.
(3)	The potential realizable value is calculated based on the term of the option at the time of grant (five years). Annual stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company’s prediction of its stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the estimated fair market value on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Option Exercises in 2005 and Year-End 2005 Option Value Table

The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2005, as well as the value of unexercised options held by such persons on December 31, 2005. The values for in-the-money options (which represent the positive spread between the exercise price of any existing stock options and $2.90 per share, the closing price of the Common Stock as reported by the Nasdaq National Market on December 31, 2005) also are included.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the- Money Options at December 31, 2005
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
T. Curtis Holmes, Jr.	—	—	1,068,750	296,250	$267,900	$94,500
Glenn A. Etherington	—	—	530,354	106,250	$168,550	$20,000
Jonathan K. Hustis	—	—	383,000	103,750	$311,850	$20,000
Sam L. Kelley	—	—	435,644	69,356	$139,550	$10,000
Michael J. Cullen	—	—	363,750	86,250	$139,550	$20,000
Phillip C. Thrasher	—	—	316,250	128,750	$206,550	$60,000

Compensation of Directors

Meeting Fees. In general, non-employee directors receive $1,500 for each Board of Directors meeting attended in person, and for each standing committee meeting attended in person (other than on a Board of Directors meeting day) and $300 per meeting attended by teleconference. However, Audit Committee members are paid as follows for the quarterly committee meetings at which the financial results press release is approved, the 10-Q is approved, the 10-K is approved, and the Committee meets with and hears from the independent auditors concerning Statement of Auditing Standards No. 61: $1,500 to the Chairman of the Audit Committee for such meeting, and $750 to each member of the Committee for such meeting, regardless of whether attendance is in person or by teleconference, and regardless of whether it occurs on a regular Board of Directors meeting day. All directors are reimbursed for reasonable expenses incurred by them in attending Board of Directors and committee meetings.

Retainer Fees. In addition to the meeting fees, non-employee directors also receive an annual retainer for service on the Board of Directors and for service as the chairman of the board or any standing board committee. Each non-employee director may elect to receive the annual retainer, which is paid quarterly, in either cash ($15,000 annually), or restricted stock of the Company ($20,000 annually in restricted stock). The chairman of the Board of Directors and the chairman of the Audit Committee each receive an additional annual retainer, paid quarterly, which they may elect to receive in either cash ($7,500 annually), or restricted stock of the Company ($9,000 annually in restricted stock); and any director serving as the chairman of any other standing committee of the Board of Directors receives an additional annual retainer, paid quarterly, which they may elect to receive in either cash ($5,000 annually), or restricted stock of the Company ($6,500 annually in restricted stock). Restricted stock granted to non-employee directors will have a price equal to the fair market value of the Common Stock of the Company on the date of grant and will vest one year following the date of grant.

Long-Term Incentive Plan Option Grants. Each non-employee director is also granted a one-time option to purchase up to 30,000 shares of Common Stock under the Company’s Long-Term Incentive Plan on the date he or she is first elected to the Board of Directors (applicable to non-employee directors first elected in 2003 and later). A non-employee director is granted an additional option to purchase up to 15,000 shares of Common Stock under the Long-Term Incentive Plan for each successive year that he or she serves as a member of the Board of Directors. Each option will have an exercise price equal to the fair market value of the Common

Stock on the date of grant, will have a term to be determined by the Governance Committee of the Board of Directors and will generally terminate within a specified time, as set forth in the Long-Term Incentive Plan, following the date the option holder ceases to be a director. With respect to the option grant of 30,000 shares upon a non-employee director’s initial election to the Board of Directors, 15,000 of the shares are immediately vested and the remaining 15,000 shares vest in equal monthly installments over the director’s first 12 months of service. With respect to the option grant of 15,000 shares for each successive year that a non-employee director serves as a member of the Board of Directors, the shares vest in equal monthly installments over the 12 months following such grant.

Employment Contracts and Termination and Change-in-Control Arrangements

Mr. Holmes’s employment agreement provided for his employment as Chief Executive Officer and President of the Company at an annual base salary of $315,000, with a cash target bonus percentage of 89% pursuant to the Company’s performance bonus plan; his base salary payments were increased by resolution of the Compensation Committee in 2005 to an annualized amount of $350,000, with no change in his cash target bonus percentage. Glenn A. Etherington’s employment agreement provided for his employment as Chief Financial Officer of the Company; his base salary payments throughout 2005 were at an annualized amount of $255,000, with a cash target bonus percentage of 56% of his base salary pursuant to the terms of the Company’s performance bonus plan. Sam L. Kelley’s employment agreement provided for his employment, first as Executive Vice President – Professional Services, then as Executive Vice President – Program Management of the Company, at an annual base salary of $220,000 in 2005, with a target bonus of 60% of his base salary in 2005 pursuant to the terms of the Company’s performance bonus plan. Phillip C. Thrasher’s employment agreement provided for his employment as Executive Vice President – Americas and Asia Pacific Sales of the Company; his base salary payments throughout 2005 were at an annualized amount of $210,000, with a cash target bonus of 75% of his base salary, pursuant to an arrangement under which 25% of his target bonus was based on the achievement of certain corporate objectives under the terms of the Company’s performance bonus plan, and the other 75% of his target bonus was based on the achievement of specific revenue levels in the Americas and Asia Pacific regions. Jonathan K. Hustis’s employment agreement provided for his employment as General Counsel, Executive Vice President - Legal and Corporate Secretary of the Company; his base salary payments throughout 2005 were at an annualized amount of $210,000, with a cash target bonus percentage of 56% of his base salary pursuant to the terms of the Company’s performance bonus plan. Michael J. Cullen’s employment agreement provided for his employment as Executive Vice President – Engineering of the Company; his base salary payments throughout 2005 were at an annualized amount of $210,000, with a cash target bonus percentage of 54% of his base salary pursuant to the terms of the Company’s performance bonus plan. In addition to the target bonus, in the event that the Company overachieved certain targets each Named Executive Officer was eligible to receive an additional overachievement bonus equal to 25% of his target bonus amount (and in the case of Mr. Thrasher 25% of that portion of his target bonus that was based on the achievement of certain corporate objectives under the Company’s bonus plan). Each of the Named Executive Officers’ compensation is subject to annual review by the Compensation Committee of the Board of Directors. Under the employment agreements, each Named Executive Officer is subject to non-competition, non-solicitation and non-disclosure covenants.

The employment agreement for each Named Executive Officer provides severance benefits in the event that his employment is terminated (1) by the Company other than for cause, or (2) by the Named Executive Officer for good reason (e.g., a change in his status, title, position or responsibilities; the Company’s requiring him to be based outside of the location of the Company’s corporate headquarters; or any material breach by the Company of a provision of the employment agreement). Upon such termination without cause or with good reason, the Named Executive Officer shall receive an amount equal to one times his base salary plus his annual target performance bonus. In addition, any stock options granted up to the date of termination vest immediately upon termination under such circumstances. The Company will also pay for COBRA benefits for the period of eligibility under COBRA.

The employment agreement for each Named Executive Officer also provides severance benefits in the event that, at any time during the twenty-four month period following a change in control of the Company, (1) his employment is terminated by the Company without cause, or by the Named Executive Officer for good reason (which includes the reasons set forth above, and also the failure by the Company to continue in effect the Named Executive Officer’s compensation or employee benefits in which he was participating prior to the change in control, or the failure of the Company to obtain an agreement from its successor to assume the employment agreement), or (2) his employment agreement is not renewed by the Company. Upon such termination, and in lieu of the severance benefits described in the preceding paragraph, the Named Executive Officer shall receive an amount equal to two times his base salary plus two times his annual target performance bonus. The Company will also pay for COBRA benefits for the period of eligibility under COBRA. In the event that the amount paid to the Named Executive Officer exceeds a threshold set forth in the employment agreement and is subject to the excise tax provisions of the Internal Revenue Code of 1986, the employment agreement provides that the Named Executive Officer shall be paid a gross-up payment to cover the payment of the excise tax. In addition, any stock options, restricted stock awards, or restricted stock unit awards granted up to the date of termination vest immediately upon termination, and the Named Executive Officer shall have one year following the date of termination to exercise any unexercised options held by him. A change in control is defined to include the acquisition by any person or group of, or the completion by any person or group of a tender or exchange offer for, beneficial ownership of more than 50% of the outstanding voting securities of the

Company; a merger or consolidation of the Company which results in those stockholders of the Company prior to such merger or consolidation holding less than 50% of the total voting securities of the surviving or resulting entity; a transfer of substantially all of the property or assets of the Company; or the election to the Board of Directors of the Company, without the recommendation or approval of the incumbent Board of Directors, of the lesser of three directors, or directors constituting a majority of the number of the directors of the Company then in office.

Each of the Named Executive Officers received options in 2005 to purchase shares of Common Stock. Under the terms of their respective option agreements, in addition to the vesting rights set forth above, if their employment terminates after a change in control occurs, they also will immediately vest in all shares that otherwise would have vested during the twenty-four months following the date their employment terminates.

Compensation Committee Interlocks and Insider Participation

Neither of the members of the Compensation Committee during 2005, Lawrence J. Bouman or Royce J. Holland, is currently or has been, at any time since the formation of the Company, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served, during fiscal year 2005, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2005, regarding the number of shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,500,223	$4.14	2,737,386
Equity compensation plans not approved by security holders	—	—	—

Total	9,500,223	$4.14	2,737,386

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 24, 2006, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Unless otherwise indicated, each person named below has an address in care of the Company’s principal executive offices. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. Applicable percentage ownership as of February 24, 2006 is based upon 49,966,180 shares of Common Stock outstanding.

	Shares Beneficially Owned as of February 24, 2006
Beneficial Owner	Number of Shares	Percentage of Class
Brookside Capital Partners Fund, L.P. (1)	5,084,358	9.99%
Private Capital Management, L.P. (2)	4,572,652	9.15%
FMR Corp. (3)	2,681,007	5.37%
William N. Sick, Jr.	4,144,609	8.29%
Business Resources International, Inc. (4)
Bonanza Master Fund, Ltd. (5)	3,100,000	6.10%
Michael J. Watters (6)	2,768,969	5.54%
T. Curtis Holmes, Jr. (7)	516,647	1.03%
Glenn A. Etherington (8)	670,970	1.33%
Sam L. Kelley (9)	478,297	*
Phillip C. Thrasher (10)	396,952	*
Jonathan K. Hustis (11)	552,844	1.10%
Michael J. Cullen (12)	450,563	*
Royce W. Holland (13)	82,500	*
Lawrence J. Bouman (14)	112,652	*
John W. White (15)	109,627	*
John E. Berndt (16)	122,135	*
Terry L. Scott (17)	76,900	*
All directors and executive officers as a group (11 persons) (18)	3,570,087	6.73%

*	Less than 1%
(1)	The address of Brookside Capital Partners Fund, L.P. is 111 Huntington Avenue, Boston, Massachusetts 02199. Information with respect to such beneficial ownership was obtained from a Schedule 13G filed with the Securities and Exchange Commission that reflects shares beneficially owned by Brookside Capital Partners Fund, L.P. (“Brookside”) as of December 31, 2005, as well as independent verification of such information with Brookside. Domenic Ferrante, as the sole managing member of Brookside Capital Management, LLC (“BCM”), BCM, as the sole general partner of Brookside Capital Investors, L.P. (“BCI”), and BCI, as the sole general partner of Brookside, may each be deemed to share voting or investment control over the shares. Beneficial ownership includes 928,291 shares issuable upon the exercise of warrants to purchase shares of the Company’s Common Stock. Beneficial ownership does not include 905,042 shares of Common Stock issuable upon the exercise of warrants held by Brookside that would cause Brookside’s beneficial ownership of Common Stock to exceed 9.99%. Pursuant to the terms of the warrants the number of warrant shares that Brookside may acquire upon exercise of the warrants is limited to insure that following such exercise the total number of shares of Common Stock beneficially owned by Brookside does not exceed 9.999%.
(2)	The address of Private Capital Management, L.P. is 8889 Pelican Bay Blvd., Naples, Florida 34108. Information with respect to such beneficial ownership was obtained from a Schedule 13G filed with the Securities and Exchange Commission and reflects shares beneficially owned by Private Capital Management, L.P. as of December 31, 2005.
(3)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Information with respect to such beneficial ownership was obtained from a Schedule 13G filed with the Securities and Exchange Commission and reflects shares beneficially owned by FMR Corp. as of December 31, 2005.
(4)	Consists of 1,236,752 shares held directly by Mr. Sick, 2,333,967 shares held by Business Resources International, Inc., 229,536 shares held by Jill Melanie Sick 1991 Trust, 229,536 shares held by David Louis Sick 1991 Trust, and 114,818 shares held by Louis Pitchlyn Williams 1992 Trust. The address of William N. Sick, Jr. is 565 Sheridan Road, Winnetka, Illinois 60093. Information with respect to such beneficial ownership was obtained from a Form 5 and a Schedule 13G filed with the Securities and Exchange Commission and reflects shares beneficially owned by William M. Sick, Jr. as of December 31, 2004.
(5)	The address of Bonanza Master Fund, Ltd. (“Bonanza”) is 300 Crescent Court, Suite 1740, Dallas, Texas 75201. Information with respect to such beneficial ownership was obtained from a Schedule 13G filed with the Securities and Exchange Commission that reflects shares beneficially owned by Bonanza as of December 31, 2005, as well as independent verification of such information with Bonanza. Bonanza Fund Management LLC is the General Partner of Bonanza. Bernay Box has sole voting control over Bonanza Fund Management LLC. Beneficial ownership includes 833,333 shares issuable upon the exercise of warrants to purchase shares of the Company’s Common Stock that were not reported on Schedule 13G.

(6)	Consists of shares held by The Watters’ Children Trust, the Michael and Carole Watters Charitable Remainder Trust and MCDA International Partnership, Ltd. The address of Mr. Watters is 101 E. Park Blvd., Suite 600, Plano, Texas 75024. Information with respect to such beneficial ownership was obtained from a Schedule 13G filed with the Securities and Exchange Commission and reflects shares beneficially owned by Mr. Watters as of December 31, 2005.
(7)	Consists of (i) 79,980, shares owned by Mr. Holmes and (ii) 436,667 shares subject to stock options held by Mr. Holmes that are exercisable within 60 days of February 24, 2006.
(8)	Consists of (i) 97,699 shares owned by Mr. Etherington and (ii) 573,271 shares subject to stock options held by Mr. Etherington that are exercisable within 60 days of February 24, 2006.
(9)	Consists of (i) 18,069 shares owned by Mr. Kelley and (ii) 460,226 shares subject to stock options held by Mr. Kelley that are exercisable within 60 days of February 24, 2006.
(10)	Consists of (i) 12,785 shares owned by Mr. Thrasher and (ii) 384,167 shares subject to stock options held by Mr. Thrasher that are exercisable within 60 days of February 24, 2006.
(11)	Consists of (i) 129,427 shares owned by Mr. Hustis and (ii) 423,417 shares subject to stock options held by Mr. Hustis that are exercisable within 60 days of February 24, 2006.
(12)	Consists of (i) 48,896 shares owned by Mr. Cullen and (ii) 401,667 shares subject to stock options held by Mr. Cullen that are exercisable within 60 days of February 24, 2006.
(13)	Consists of 82,500 shares subject to stock options held by Mr. Holland that are exercisable within 60 days of February 24, 2006.
(14)	Consists of (i) 40,152 shares owned by Mr. Bouman and (ii) 72,500 shares subject to stock options held by Mr. Bouman that are exercisable within 60 days of February 24, 2006.
(15)	Consists of (i) 5,460 shares owned by Mr. White and (ii) 104,167 shares subject to stock options held by Mr. White that are exercisable within 60 days of February 24, 2006.
(16)	Consists of (i) 39,635 shares owned by Mr. Berndt and (ii) 82,500 shares subject to stock options held by Mr. Berndt that are exercisable within 60 days of February 24, 2006.
(17)	Consists of (i) 5,450 shares owned by Mr. Scott, (ii) 10,200 shares owned by Mr. Scott’s wife and (iii) 61,250 shares subject to stock options held by Mr. Scott that are exercisable within 60 days of February 24, 2006.
(18)	Consists of (i) 487,753 shares owned by all directors and executive officers as a group and (ii) 3,082,334 shares subject to stock options that are exercisable within 60 days of February 24, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by Delaware law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

On October 26, 2005, the Company completed a private placement of $23 million of its Common Stock and warrants to purchase Common Stock. The proceeds of the private placement will be used to grow the Company’s business and for general corporate purposes. As part of the private placement, the Company entered into Purchase Agreements, dated October 26, 2005 (the “Purchase Agreements”) with each of Bonanza Master Fund Ltd. (“Bonanza”) and Brookside Capital Partners Fund, L.P. (“Brookside”), among other entities. Pursuant to the Purchase Agreements, the Company sold 1,666,667 shares of its Common Stock, at a per share price of

$3.00, and warrants to purchase an additional 833,333 shares of Common Stock to Bonanza for an aggregate purchase price of $5.0 million, and 3,666,667 shares of its Common Stock, at a per share price of $3.00, and warrants to purchase an additional 1,833,333 shares of Common Stock to Brookside for an aggregate purchase price of $11.0 million. With each share of Common Stock purchased, Bonanza and Brookside received a warrant to purchase 0.50 of a share of Common Stock. As a result of the private placement, Bonanza and Brookside each became beneficial owners of more than five percent of the Company’s outstanding Common Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

Fees for all services provided by Grant Thornton LLP in 2005 and KPMG LLP in 2004, the Company’s independent auditors for years 2005 and 2004, respectively, are as follows:

Audit Fees. Fees for services for years 2005 and 2004 related to the annual financial statement audits, review of and assistance with quarterly and annual financial statements filed in the periodic reports on Form 10-Q and Form 10-K with the Securities and Exchange Commission (“SEC”), consents related to such reports filed with the SEC, audits of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and statutory audits approximated $509,813 and $742,000 respectively.

Audit-Related Fees. Fees for audit-related services for years 2005 and 2004, primarily related to audits of financial statements of certain employee benefit plans, acquisition due diligence assistance, regulatory filings, the review of registration statements and the issuance of consents, and internal control related services (including assistance with compliance required by Sarbanes-Oxley Act of 2002) approximated $32,100 and $26,000 respectively.

Tax Fees. Fees for tax services for 2004, which included tax compliance services (other than those related to Audit Fees) were approximately $105,000. Tax services in 2005 were provided by Ernst and Young LLP.

All Other Fees. Fees for other services in 2005 approximated $2,200 for assistance with the liquidation of a subsidiary in Europe. There were no fees for services in 2004 other than as described above.

Guidelines of the MetaSolv, Inc. Audit Committee for Pre-Approval of Independent Auditor Services

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) has adopted the following pre-approval policies and procedures regarding the engagement of the Company’s independent auditor to perform services for the Company, and the Audit Committee approved all services performed in 2005 by Grant Thornton LLP and its related entities, in accordance with the Company’s guidelines:

For audit services (including statutory audit engagements as required under local country laws), the independent auditor will provide the Audit Committee with an engagement letter during the January-March quarter of each year, or such other time as is determined by the Chair of the Audit Committee, outlining the scope of the audit services proposed to be performed during the fiscal year. If agreed to by the Audit Committee, this engagement letter will be formally accepted by the Audit Committee at either its February or April Audit Committee meeting, or at such other time as may be determined by the Chair of the Audit Committee.

The independent auditor will submit to the Audit Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services, Company management will submit to the Audit Committee for approval (during July or October of each fiscal year, or at such time as may be determined by the Chair of the Audit Committee) the list of non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements, and that it does not jeopardize the auditor’s independence. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Audit Committee will approve both the list of permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chair of the Audit Committee the authority to amend or modify the list of approved permissible non-audit services and fees. The Chair of the Audit Committee will report action taken to the Audit Committee at the next Audit Committee meeting.

The independent auditor must ensure that all audit and non-audit services provided to the Company have been approved by the Audit Committee. The Company’s Controller will be responsible for tracking all independent auditor fees against the budget for such services and shall report at least annually to the Audit Committee.

In accordance with the Company’s pre-approval policies and procedures set forth above, prior to the engagement of the Company’s independent auditors, the Audit Committee approves the engagement and the terms of such engagement. The Audit Committee approves all audit and non-audit services provided by the Company’s independent auditors prior to their engagement or commencement of such services, except for the provision of certain services (other than audit, review or attest services) for which pre-approval is not required, in part because the aggregate of the fees billed for such services is no more than 5% of the total amount of fees paid by the Company to its independent auditors and such services are approved by the Audit Committee prior to the completion of the audit. For the year ended December 31, 2005, none of the audit-related fees, none of the tax fees and $2,200 of all other fees were approved by the Audit Committee pursuant to the exception to pre-approval for certain de minimis services described above. In addition, for the year ended December 31, 2004, none of the audit-related fees, none of the tax fees and none of all other fees (of which there were none) were approved by the Audit Committee pursuant to the exception to pre-approval for certain de minimis services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1:

(3)	Exhibits

31.1	*	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

METASOLV, INC.

Dated: March 1, 2006	By:	/s/ T. CURTIS HOLMES, JR.
T. Curtis Holmes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/John E. Berndt John E. Berndt	Chairman of the Board	March 1, 2006

/s/ T. Curtis Holmes, Jr. T. Curtis Holmes, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2006

/s/ John W. White John W. White	Director	March 1, 2006

/s/ Laurence J. Bouman Laurence J. Bouman	Director	March 1, 2006

/s/ Royce J. Holland Royce J. Holland	Director	March 1, 2006

/s/ Terry L. Scott Terry L. Scott	Director	March 1, 2006

/s/ Glenn A. Etherington Glenn A. Etherington	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2006

EXHIBIT INDEX

*	Ex. 31.1. Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Ex. 31.2 Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.