Form 10-Q
period 2006-03-31
METASOLV INC
filed 2006-05-08
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(972) 403-8300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 3, 2006 there were 50,136,312 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,007	$13,314
Marketable securities	43,879	44,839
Trade accounts receivable, less allowance for doubtful accounts of $1,894 in 2006 and $1,805 in 2005	15,368	13,582
Unbilled receivables	2,663	2,461
Prepaid expenses	1,892	1,847
Other current assets	588	669

Total current assets	76,397	76,712

Property and equipment, net	5,538	5,529
Intangible assets	860	1,090
Other assets	807	786

Total assets	$83,602	$84,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,808	$4,775
Accrued expenses	18,445	20,512
Deferred revenue	9,899	8,068

Total current liabilities	32,152	33,355

Fair value of warrants to purchase common stock	—	3,442

Temporary equity — Unregistered common stock, $0.005 par value, 7,666,667 shares issued and outstanding at December 31, 2005	—	17,863

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 50,002,123 in 2006 and 49,961,132 (including unregistered shares) in 2005	251	213
Additional paid-in capital	173,219	151,443
Deferred compensation	—	(328)
Accumulated other comprehensive income	799	560
Accumulated deficit	(122,819)	(122,431)

Total stockholders’ equity	51,450	29,457

Total liabilities and stockholders’ equity	$83,602	$84,117

See accompanying notes to consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
License	$7,158	$5,951
Services	6,203	5,294
Maintenance	9,237	10,115

Total revenues	22,598	21,360

Cost of revenues:
License	195	59
Services and maintenance	9,527	9,598
Amortization and impairment of intangible assets	230	423

Total cost of revenues	9,952	10,080

Gross profit	12,646	11,280

Operating expenses:
Research and development	4,553	5,320
Sales and marketing	5,465	5,529
General and administrative	3,126	2,488

Total operating expenses	13,144	13,337

Loss from operations	(498)	(2,057)
Interest and other income, net	366	251

Loss before taxes	(132)	(1,806)
Income tax expense	256	249

Net Loss	$(388)	$(2,055)

Basic and diluted loss per share of common stock	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding	49,749	40,829

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(388)	$(2,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	230	423
Depreciation and amortization	637	849
Stock compensation	1,010	297
Provision for bad debts	42	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,671)	(549)
Unbilled receivables	(199)	(1,517)
Other assets	46	790
Accounts payable and accrued expenses	(3,149)	(1,305)
Deferred revenue	1,764	2,551

Net cash used in operating activities	(1,678)	(516)

Cash flows from investing activities:
Purchases of property and equipment	(628)	(215)
Purchases of marketable securities	(9,000)	(6,000)
Proceeds from sale of marketable securities	10,000	6,015

Net cash provided by (used in) investing activities	372	(200)

Cash flows from financing activities:
Proceeds from common stock exercises	183	73
Purchase of common stock for employee tax obligations	(315)	(46)

Net cash provided by (used in) financing activities	(132)	27

Effect of exchange rate changes on cash	131	66

Decrease in cash and cash equivalents	(1,307)	(623)
Cash and cash equivalents, beginning of period	13,314	11,858

Cash and cash equivalents, end of period	$12,007	$11,235

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although MetaSolv, Inc. (“the Company”) believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes requirements for the reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. For the three-month periods ended March 31, 2006 and 2005, unrealized gains on available-for-sale securities and foreign currency translation adjustments, net of taxes, were the only items of other comprehensive income for the Company. Total comprehensive losses are as follows for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(388)	$(2,055)
Unrealized gains (losses) on marketable securities	40	(109)
Foreign currency translation adjustments	199	(47)

Total comprehensive loss	$(149)	$(2,211)

2) Revenue Recognition

The Company recognizes revenue using the “residual method” when there is vendor-specific objective evidence of the fair value of any undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Where the Company has entered into a fixed price arrangement for consulting services, revenues are recognized for the arrangement on a percentage-of-completion basis as the services are provided or on a milestone basis, as appropriate.

3) Earnings Per Share

Net loss per share

Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and the assumed proceeds on unvested restricted stock in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period.

Options and unvested restricted stock have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the options or calculated exercise price of the unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted loss per share for the periods indicated :

	Three Months Ended March 31,
	2006	2005
Average shares used in computing basic net loss per share	49,749,408	40,828,569
Dilutive effect of stock options and unvested restricted stock	—	—

Average shares used in computing diluted net loss per share	49,749,408	40,828,569

At March 31, 2006, options to purchase 9,112,436 shares of the Company’s common stock, par value $0.005 per share (“Common Stock”), at an average exercise price of $3.93, warrants to purchase 3,833,333 shares of Common Stock at a price of $4.00 per share, and 106,147 shares of unvested restricted stock were anti-dilutive and not included in the computation of diluted net loss per share. At March 31, 2005, options to purchase 11,275,136 shares of Common Stock, at an average exercise price of $6.18 and 771,998 shares of unvested restricted stock were anti-dilutive and not included in the computation of diluted net loss per share.

Stock-based compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $1,010,000, net of income taxes. Stock-based compensation expense recognized under APB 25 during the three months ended March 31, 2005, was approximately $297,000.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The Company did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense is amortized over the requisite service period.

Stock-based compensation expense recognized in the Company’s Statement of Operations for the first quarter of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2006
Expected volatility	48.5%
Risk-free interest rate	4.8%
Expected dividends	0.0%
Expected forfeiture rate	21.0%
Expected term in years	4.3

The expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an independent study by a third party and is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior based on a study by the same independent third party consulting firm that the Company consulted with regarding its historical stock price volatility.

During the first quarter of 2006, the Board of Directors granted the following awards to certain directors, executives, and new employees.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	636,700	$1.40	$892,800
Restricted Stock Awards	6,767	$2.79	$18,900
Restricted Stock Units:
Time Based	105,000	$3.15	$330,800
Performance Based	71,284	$3.15	$224,500

The options to purchase common stock vest over three years in equal installments.

The restricted stock awards were to certain directors as part of their annual compensation and vest in relatively equal monthly installments over one year.

The restricted stock units that are time based vest over two years. The restricted stock units that are performance based will vest in proportion to the achievement of certain performance metrics of the Company in the first half and the second half of 2006.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $3.0 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately two years. The Company anticipates that it will grant additional share-based awards to employees in the future, which will increase the Company’s stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company’s Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the first quarter of 2006 was $1.01. During the first quarter of 2006, approximately $145,000 of stock-based compensation expense was recognized.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows (in thousands):

Three months ended March 31, 2006
Cost of services and maintenance	$214

Research and development	229
Sales and marketing	207
General and administrative	360

Stock-based compensation expense included in operating expenses	796

Total stock-based compensation expense	1,010
Tax benefit	—

Stock-based compensation expense, net of tax	$1,010

The following table reflects net income and diluted earnings per share for the three months ended March 31, 2006, compared with proforma information for the three months ended March 31, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123(R).

	Three Months Ended March 31,
	2006 Actuals		2005 Proforma
	(In thousands, except per share data)
Net loss, as reported under APB 25 for the prior period (1)	$	N/A	$(2,055)
Add back stock based employee compensation expense in reported net loss, net of related tax effects		—	297
Subtract total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects(2)		(1,010)	(1,601)

Net loss including the effect of stock-based compensation expense(3)		$(388)	$(3,359)

Loss per share:
Basic and diluted, as reported for the prior period(1)		$(0.01)	$(0.05)
Basic and diluted, including the effect of stock-based compensation expense(3)		$(0.01)	$(0.08)

(1)	Net loss and loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.
(3)	Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

4) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Software license fees	$7,158	$5,951
Services	6,203	5,294
Maintenance	9,237	10,115

Total revenues	$22,598	$21,360

The United Kingdom is the only country, other than the United States, that represented more than 10% of the Company’s total revenues for the three months ending March 31, 2006 or 2005. Total revenue derived from non-U.S. locations was approximately $13,491,000 and $12,124,000 for the three months ending March 31, 2006 and 2005, respectively. Total revenue by location was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$9,107	$9,236
United Kingdom	5,488	3,927
All other countries	8,003	8,197

Total revenues	$22,598	$21,360

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. One customer, British Telecommunications, accounted for 11% of the Company’s revenues during the three months ended March 31, 2006. There were no customers who accounted for more than 10% of the Company’s revenues for the first three months of 2005.

5) Restructuring and Other Costs

There were no restructuring charges for the three months ending March 31, 2006 or 2005. The following table summarizes the status of the Company’s restructuring actions related to prior periods (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2005	$586	$5,229	$5,815
Amounts utilized	(518)	(402)	(920)

Balance at March 31, 2006	$68	$4,827	$4,895

The remaining severance costs are expected to be utilized before the end of 2006 and the exit costs will be utilized throughout the remainder of the leases which expire in 2010.

6) Goodwill and Other Intangible Assets

Amortization expense related to intangible assets was approximately $230,000 and $423,000 for the three months ended March 31, 2006 and 2005, respectively.

The following is a summary of intangible assets at March 31, 2006, and December 31, 2005 (in thousands):

	March 31, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,281	$9	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,447	851	60 Months

Total intangible assets	$20,328	$19,468	$860

	December 31, 2005
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,166	$124	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,332	966	60 Months

Total intangible assets	$20,328	$19,238	$1,090

Amortization expense related to intangible assets subject to amortization at March 31, 2006, is projected as follows for the next four years (in thousands):

For the remaining nine months:	2006	$353
For year:	2007	$460
For year:	2008	$47
For year:	2009	$—

		$860

7) Unregistered Common Stock and Warrants:

In October 2005 the Company completed a private placement of 7,666,667 shares of its Common Stock along with 3,833,333 warrants to purchase shares of our Common Stock, which resulted in net proceeds of $21.4 million. The warrants are exercisable at a price of $4.00 per share, are currently exercisable, and expire five years after the date of issuance.

As of December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provisions in the purchase agreements.

Subsequent to the end of the year, the Company negotiated with each of the purchasers a cap in the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement from each investor to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. On March 2, 2006, the Securities and Exchange Commission declared the registration statement on Form S-3 effective, registering the Common Stock issued in the private placement and shares of Common Stock to be acquired upon exercise of the warrants. Accordingly, in the first quarter of 2006, both the warrants and the common stock were reclassified as permanent equity.

8) Reclassifications

During the fourth quarter of 2005, the Company completed a review of its classification of engineering projects. Based on this review, the Company concluded that certain projects related to post release software enhancements did not meet the criteria required for them to be classified as research and development projects and should have been classified as a cost of providing post sales customer support. Accordingly, the Company has reclassified $1,014,000 from research and development costs to cost of revenues in the first quarter 2005 income statement to conform to the 2006 classification.

9) Indemnifications

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

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange companies in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled employees. We have continued that expansion with organic operating growth in 2004 and 2005. Today we have offices in 14 locations throughout the world, serving approximately 170 customers in over 50 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

Substantially all of the Company’s revenues are derived from providing (i) licenses of our software; (ii) post contract customer support, also known as maintenance; and (iii) professional services, including implementation and training services. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of (i) software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on either a fixed price, or a time and materials basis.

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”). Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements (i.e., professional services and maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for any undelivered elements of a license agreement, all the revenue from the arrangement is deferred and recognized after all elements have been delivered.

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

Results of Operations

Revenue in the first quarter of 2006 increased 6% compared to first quarter 2005 due to strength in sales of activation products. Our loss declined from $2.1 million in first quarter 2005 to $0.4 million in first quarter 2006 due largely to the increase in revenue and our ongoing cost reduction actions. Our first quarter 2006 results are prepared in accordance with SFAS 123(R), Share Based Payment, which was a revision of SFAS 123, Accounting for Stock Based Compensation.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006, was approximately $1.0 million, net of income taxes. Stock-based compensation expense under APB 25 was approximately $0.3 million, net of taxes, for the three months ended March 31, 2005. If SFAS 123(R) had been adopted in first quarter of 2005 our net loss for that period would have increased by $1.3 million, or $0.03 per share.

The following table summarizes the allocation of the stock-based compensation expense in accordance with SFAS 123(R) for the three months ended March 31, 2006, compared with the stock based compensation expense for the three months ended March 31, 2005, under the previous accounting rules (in thousands):

	Three Months Ended March 31, 2006
	2006	2005
Cost of services and maintenance	$214	$57

Research and development	229	101
Sales and marketing	207	34
General and administrative	360	105

Stock-based compensation expense included in operating expenses	796	297
Total stock-based compensation expense	1,010	297
Tax benefit	—	—

Stock-based compensation expense, net of tax	$1,010	$297

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended March 31,
	2006	2005
Revenues:
License	32%	28%
Services	27%	25%
Maintenance	41%	47%

Total revenues	100%	100%

Cost of revenues:
License	1%	0%
Services and maintenance	42%	45%
Amortization of intangible assets	1%	2%

Total cost of revenues	44%	47%

Gross profit	56%	53%

Operating expenses:
Research and development	20%	25%
Sales and marketing	24%	26%
General and administrative	14%	12%

Total operating expenses	58%	62%

Loss from operations	(2)%	(10)%
Interest and other income, net	2%	1%

Loss before taxes	(1)%	(8)%
Income tax expense	1%	1%

Net loss	(2)%	(10)%

Revenues

Total revenues in the first quarter of 2006 were $22.6 million, a 6% increase from $21.4 million in the first quarter of 2005. The increase in revenues between these periods resulted from a 20% increase in the sale of software licenses, and a 17% increase in services revenue offset by a 9% decrease in maintenance revenue.

License Fees. License revenues in the first quarter of 2006 were $7.2 million, up 20% from $6.0 million in the first quarter of 2005. The increase in license revenue is primarily attributed to improved sales of activation software.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operations support systems infrastructure. We believe the strength of our product portfolio positions us well to initiate new deployments and extend deployments at existing customers.

Services. Services revenues are generated from technical consulting and educational training classes related to our license products. Revenues from services increased 17% to $6.2 million in the first quarter of 2006, from $5.3 million in the first quarter of 2005. The services revenue increase is attributed to an increase in the number of large consulting engagements.

Maintenance. Maintenance revenues consist of post-contract customer support, including unspecified license product updates. Maintenance revenues decreased 9% to $9.2 million in the first quarter of 2006, from $10.1 million in the first quarter of 2005. This decrease in maintenance revenues was primarily due to delays in several customers signing renewal contracts of approximately $0.6 million and $0.3 million related to discontinued products.

Future growth of maintenance revenues is largely dependent on our retention of existing customers, and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of Revenues. As of March 31, 2006, our active customer list includes approximately 170 communication service providers worldwide, including approximately two-thirds of the world’s 30 largest providers. During the first quarter of 2006, our top ten customers represented approximately 48% of our total revenue with one customer, British Telecommunications representing 11% of our total revenue. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During the first quarter of 2006, we recognized $13.5 million in revenues from sources outside the United States compared to $12.1 million in the first quarter of 2005, representing 60% and 57% of revenue, respectively. Changes in currency rates of exchange from first quarter of 2005 to first quarter of 2006 reduced our 2006 revenues approximately $0.9 million, primarily due to the relative strengthening of the Canadian dollar and the Brazilian real compared to the U.S. dollar.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.2 million in first quarter 2006 and $0.1 million in first quarter 2005, representing 3% and 1% of license revenues in each period, respectively. The increase in license costs in first quarter 2006 in absolute dollars and as a percentage of revenue is primarily due to the mix of products sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue for each product sold. The majority of our sales incur royalties of less than 10%.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Services and Maintenance Cost. Service and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements. In the first quarter of 2006, services and maintenance cost was essentially unchanged from the year-ago period at approximately $9.5 million or 62% of services and maintenance revenue, with increased cost to deliver consulting engagements offset by continued reduction of expenses related to post-contract customer support services.

Amortization of Intangible Assets. The value assigned to intangible assets, primarily technology rights, is amortized over the estimated useful life of the assets using the greater of the straight-line method or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The original estimated useful lives of these assets range from nine months to sixty months.

In the first quarter of 2006, amortization of intangible assets totaled $0.2 million, compared to $0.4 million in the first quarter of 2005. The decrease is due to continued completion of the amortization of certain intangibles from the acquisition of OSS assets from Nortel Networks in 2002 and completion of amortization of certain intangibles from the Orchestream acquisition in 2003.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to develop our software products. During the first quarter of 2006, research and development expenses decreased 14% to $4.6 million from $5.3 million in first quarter 2005, representing 20% and 25% of total revenues in each period, respectively. The decrease in research and development expense was primarily due to a 20% reduction in staffing, resulting in a reduction in expense of $0.8 million, partially offset by an increase in stock compensation expense of $0.1 million. As a percentage of revenue, the decrease in research and development expense from first quarter 2005 to first quarter 2006 was due to the 6% increase in revenue coupled with 14% decrease in expense. We expect to continue to reduce our research and development costs as a percentage of revenues, although we do not expect actual expense to continue to decline at the rate experienced in recent periods.

During first quarter of 2006, our research and development investments were focused on our core competencies of network resource management, service activation and network mediation, in support of mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are insignificant. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows, and other related expenses required to sell our software. In the first quarter of 2006, sales and marketing expenses remained unchanged from the first quarter of 2005 at $5.5 million, with increased investment in channel sales development offset by reductions in direct sales expenses.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses in the first quarter of 2006 increased 26% to $3.1 million, compared to $2.5 million in the first quarter of 2005, representing 14% and 12% of revenues in each period, respectively. The increase in general and administrative expenses was primarily due to an increase in stock compensation expense of $0.3 million as a result of implementation of SFAS 123(R) and an increase in personnel cost of $0.2 million to support engineering operations.

Interest and Other Income, Net

In the first quarter of 2006, interest and other income, net, primarily consisting of interest income and interest expense, was $0.4 million, compared to $0.3 million in the first quarter of 2005. The increase in interest and other income was primarily due to a higher cash balance which generated an additional $0.6 million in interest income partially offset by an unfavorable exchange rate fluctuation of $0.2 million.

Income Tax Expense

We recorded income tax expense of $0.3 million in the first quarter of 2006 and $0.2 million in the first quarter of 2005. The increase in tax expense in the first quarter of 2006 was primarily due to increased revenues paid to us in the United States by customers from other countries with tax withholding requirements.

Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, we are continuing to fully reserve our deferred tax assets, which we started reserving in the second quarter of 2004. We believe that, when taxable income is generated, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory United States federal tax rate.

Liquidity and Capital Resources

At March 31, 2006, our primary sources of liquidity were cash and cash equivalents and marketable securities, totaling $55.9 million and representing 67% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $2.3 million from a balance of $58.2 million at December 31, 2005. The decrease in cash and marketable securities resulted primarily from an increase in accounts receivable of $1.9 million coupled with a decrease in accounts payable and accrued liabilities of $3.1 million, offset by an increase in deferred revenues of $1.8 million.

Cash used in operating activities during the three months ending March 31, 2006, was $1.7 million, comprised of our $0.4 million operating loss adjusted for non-cash charges of $1.9 million for depreciation, amortization of intangibles and stock compensation expense, and a $3.1 million decrease in our liabilities due to annual payment of property taxes ($0.5 million), bonus payments for second half of 2005 ($1.2 million), restructuring related payments ($0.7 million) and payments to certain subcontractors ($0.5 million).

Net cash provided by investing activities was $0.4 million for the three months ending March 31, 2006 comprised of net proceeds of $1.0 million from the sale of marketable securities partially offset by an investment of $0.6 million in capital expenditures primarily for computer related equipment.

Net cash used in financing activities was $0.1 million, resulting from the withholding of restricted stock upon vesting to satisfy statutory withholding tax requirements. We remitted cash in lieu of the stock withheld for those tax payments.

Our principal capital commitments consist of obligations under non-cancelable operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $16.0 million through 2010, which will be retired within the ordinary course of business, including approximately $4.8 million in leases for properties that we no longer occupy.

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

New Accounting Pronouncements

There were no recently issued new accounting pronouncements that have yet to be adopted which would have a material impact on our future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates. We do not believe there were any material changes to our market risks in the first quarter of 2006 from year end 2005.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At March 31, 2006, the weighted average pre-tax yield on the investment portfolio was approximately 4.1%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more or less in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position.

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

While changes in foreign currency exchange rates did not have a material impact on the Company’s financial operations in the first quarter of 2006, this could change at any point in the future in which our revenues in foreign currency differ from expenses by a material amount. In addition, although changes in foreign exchange rates may not have a material impact on our financial operations, the impact on individual line items within our financial statements could be significant.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2006, management identified no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of MetaSolv, Inc. (the Registrant). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form

8-K filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated June 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937 to the Registrant’s Registration Statement on Form S-1 filed on October 29, 1999, registration number 333-86937.

4.2	Specimen Certificate of the Registrant’s common stock. Incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on October 29, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001.

4.8	Form of Warrant. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

4.9	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

10.1+	Employment Agreement with Philip C. Thrasher, Executive Vice President-Global Sales, dated February 13, 2006 filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2006.

10.2+	Employment Agreement with Glenn A. Etherington, Chief Financial Officer, dated February 13, 2006 filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2006.

10.3	Form of Amendment to Purchase Agreement, dated February 8, 2006, entered into between the Registrant and each of Bonanza Master Fund Ltd., Brookside Capital Partners Fund, L.P., Shea Ventures, LLC, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., SRB Geenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway offshore Operating Fund L.P., WS Opportunity Fund, L.P., WS Opportunity Fund (QP), L.P., WS Opportunity Fund International, Ltd., Walker Smith Capital Capital, L.P., Walker Smith Capital (QP), L.P. and Walker Smith International Fund, Ltd. as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2006.

10.4+	Performance Award Grant Agreement dated February 6, 2006 and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
+	Identifies exhibits that consist of or include a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006

METASOLV, INC.

By:	/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
(Duly authorized officer on behalf of the registrant and in his capacity as principal financial officer)