Form 10-Q
period 2006-06-30
METASOLV INC
filed 2006-08-04
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006 there were 50,517,083 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METASOLV, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,706	$13,314
Marketable securities	43,252	44,839
Trade accounts receivable, less allowance for doubtful accounts of $2,201 in 2006 and $1,805 in 2005	15,397	13,582
Unbilled receivables	5,582	2,461
Prepaid expenses	1,982	1,847
Other current assets	1,174	669

Total current assets	82,093	76,712

Property and equipment, net	5,266	5,529
Intangible assets	737	1,090
Other assets	854	786

Total assets	$88,950	$84,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,398	$4,775
Accrued expenses	18,947	20,512
Deferred revenue	11,441	8,068

Total current liabilities	34,786	33,355

Fair value of warrants to purchase common stock	—	3,442

Temporary equity — Unregistered common stock, $0.005 par value, 7,666,667 shares issued and outstanding at December 31, 2005	—	17,863

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 50,517,083 in 2006 and 49,961,132 (including unregistered shares) in 2005	254	213
Additional paid-in capital	175,290	151,443
Deferred compensation	—	(328)
Accumulated other comprehensive income	790	560
Accumulated deficit	(122,170)	(122,431)

Total stockholders’ equity	54,164	29,457

Total liabilities and stockholders’ equity	$88,950	$84,117

See accompanying notes to consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
License	$9,926	$6,475	$17,084	$12,426
Services	6,083	7,109	12,286	12,403
Maintenance	9,373	9,824	18,610	19,939

Total revenues	25,382	23,408	47,980	44,768

Cost of revenues:
License	471	176	666	235
Services and maintenance	9,826	10,785	19,353	20,383
Amortization of intangible assets	123	423	353	846

Total cost of revenues	10,420	11,384	20,372	21,464

Gross profit	14,962	12,024	27,608	23,304

Operating expenses:
Research and development	5,067	4,594	9,620	9,914
Sales and marketing	5,943	6,102	11,408	11,631
General and administrative	3,363	1,818	6,489	4,306

Total operating expenses	14,373	12,514	27,517	25,851

Income (loss) from operations	589	(490)	91	(2,547)

Interest and other income, net	542	170	908	421

Income (loss) before taxes	1,131	(320)	999	(2,126)
Income tax expense	482	343	738	592

Net income (loss)	$649	$(663)	$261	$(2,718)

Earnings (loss) per common share:
Basic	$0.01	$(0.02)	$0.01	$(0.07)
Diluted	$0.01	$(0.02)	$0.01	$(0.07)

Weighted average shares outstanding:
Basic	50,164	41,045	49,966	40,937
Diluted	51,872	41,045	51,635	40,937

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$261	$(2,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	353	846
Depreciation and amortization	1,264	1,507
Stock based compensation	2,048	847
Provision for bad debts	431	(627)
Loss (gain) on asset disposal	1	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,532)	(4,777)
Unbilled receivables	(3,177)	(1,571)
Other assets	(580)	906
Accounts payable and accrued expenses	(2,334)	2
Deferred revenue	2,919	1,864

Net cash used in operating activities	(346)	(3,729)

Cash flows from investing activities:
Purchases of property and equipment	(946)	(800)
Proceeds from sale of assets	—	11
Purchases of marketable securities	(22,500)	(9,777)
Proceeds from sale of marketable securities	24,099	8,529

Net cash provided by (used in) investing activities	653	(2,037)

Cash flows from financing activities:
Proceeds from common stock transactions	1,178	511
Purchase of common stock for employee tax obligations	(315)	—

Net cash provided by financing activities	863	511

Effect of exchange rate changes on cash	222	91

Increase (decrease) in cash and cash equivalents	1,392	(5,164)
Cash and cash equivalents, beginning of period	13,314	11,858

Cash and cash equivalents, end of period	$14,706	$6,694

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although MetaSolv, Inc. (the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes requirements for the reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. For the three months and six months ended June 30, 2006 and 2005, unrealized gains on available-for-sale securities and foreign currency translation adjustments, were the only items of other comprehensive income for the Company. Total comprehensive income (loss) for the three and six months ended June 30, 2006, and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$649	$(663)	$261	$(2,718)
Unrealized gains (losses) on marketable securities	(28)	54	12	163
Foreign currency translation adjustments	19	36	218	83

Total comprehensive income (loss)	$640	$(573)	$491	$(2,472)

2) Revenue Recognition

The Company recognizes revenue using the “residual method” when there is vendor-specific objective evidence of the fair value of any undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Where the Company has entered into a fixed price arrangement for consulting services, revenues are recognized for the arrangement on a percentage-of-completion basis as the services are provided or on a milestone basis, as appropriate.

3) Earnings Per Share

Net income (loss) per share

Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards and units, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period.

Options to purchase common stock have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the option and the Company has income for the period. Unvested restricted stock awards and restricted stock units have a dilutive effect when the Company has income for the period.

A reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$649	$(663)	$261	$(2,718)

Denominator:
Denominator for basic net earnings (loss) per weighted-average common share	50,164	41,045	49,966	40,937

Effect of dilutive securities:
Employee stock options	1,311	—	1,253	—
Restricted stock awards	104	—	193	—
Restricted stock units	293	—	223	—

Denominator for diluted earnings per share weighted average common and common equivalent shares outstanding:	51,872	41,045	51,635	40,937

Earnings (loss) per common share:
Basic	$0.01	$(0.02)	$0.01	$(0.07)
Diluted	$0.01	$(0.02)	$0.01	$(0.07)

Securities that were not included in the computation of diluted net loss per share because their effect was antidilutive consist of restricted common stock shares and options to purchase shares of common stock as set forth below (in thousands):

	As of June 30,
	2006	2005
Options to purchase common stock	5,609	10,972
Restricted stock awards	—	750

Stock-based compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. For periods beginning in fiscal year 2006, SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006, was approximately $1,038,000 and $2,048,000, respectively. As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under its previous accounting method for stock-based compensation for the three and six months ended June 30, 2006, by approximately $713,000 and $1,407,000, respectively. Stock-based compensation expense recognized under APB 25 during the three and six months ended June 30, 2005, was approximately $549,000 and $847,000, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants is recognized when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The Company did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense is amortized over the requisite service period.

Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and six months ended June 30, 2006, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to 2006, forfeitures were accounted for as they occurred.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in 2006 under a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006, was estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	41.6%	44.9%
Risk-free interest rate	4.9%	4.9%
Expected dividends	$0.00	$0.00
Expected forfeiture rate	21.0%	21.0%
Expected term in years	3.34	3.79

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

During the first six months of 2006, the Board of Directors granted the following awards to certain directors, executives, and employees:

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	1,345,700	$1.22	$1,646,800
Restricted Stock Awards	13,146	$2.87	$37,800
Restricted Stock Units:
Time Based	105,000	$3.15	$330,800
Performance Based	240,582	$3.02	$725,800

The options to purchase common stock vest over three years in equal installments.

The restricted stock awards were to certain directors as part of their annual compensation and vest in relatively equal monthly installments over one year.

The restricted stock units that are time based were granted to executives and will vest at various times over the next two years. The restricted stock units that are performance based will vest in proportion to the achievement of certain performance metrics of the Company in the first half and the second half of 2006. There were 40,387 restricted stock units canceled due to failure to achieve certain first half performance metrics.

At June 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $2.9 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately two years. The Company anticipates that it will grant additional share-based awards to employees in the future, which will increase the Company’s stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the valuation of future awards, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company’s Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The grant offering that began in the second quarter of 2006 was valued using the following Black-Scholes model assumptions:

Expected volatility	41.6%
Risk-free interest rate	4.9%
Expected dividends	$0.00

During the three and six months ended June 30, 2006, there was $185,400 and $330,900, respectively, of stock-based compensation expense recognized. There were 270,234 shares of common stock purchased by employees in the second quarter of 2006 under the stock purchase plan.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of services and maintenance	$277	$491
Research and development	268	497
Sales and marketing	178	385
General and administrative	315	675

Stock-based compensation expense included in operating expenses	1,038	2,048
Tax benefit	—	—

Stock-based compensation expense, net of tax	$1,038	$2,048

The following table reflects net income and diluted income (loss) per share for the three and six months ended June 30, 2006, compared with pro forma information for the three and six months ended June 30, 2005, had compensation cost been determined for 2005 in accordance with the fair value-based method prescribed by SFAS 123(R) (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 Actual		2005 Pro Forma	2006 Actual		2005 Pro Forma
Net income (loss) as reported under APB 25 (1)	$	N/A	$(663)	$	N/A	$(2,718)
Add back stock-based employee compensation expense in reported net loss loss		—	550		—	847
Subtract total stock-based employee compensation expense determined under fair value-based method for all awards, (2)		(1,038)	(1,720)		(2,048)	(3,321)

Net income (loss) including the effect of stock-based compensation expense (3)		$649	$(1,833)		$261	$(5,192)

Basic and diluted income (loss) per share of common stock:
As reported for the period (1)		$0.01	$(0.02)		$0.01	$(0.07)
Including the effect of stock-based compensation expense		$0.01	$(0.04)		$0.01	$(0.13)

(1)	Net loss and loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.
(3)	Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

4) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Software license fees	$9,926	$6,475	$17,084	$12,426
Services	6,083	7,109	12,286	12,403
Maintenance	9,373	9,824	18,610	19,939

Total revenues	$25,382	$23,408	$47,980	$44,768

The United Kingdom and Australia are the only countries, other than the United States, that represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2006 or 2005. Revenues from Australia were 17% of total revenue for the three months ended June 30, 2006 and less than 10% in all other comparative periods. Total revenue by location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
United States	$10,034	$10,479	$19,141	$19,715
United Kingdom	2,091	4,652	7,578	8,579
Australia	4,232	326	4,567	668
All other countries	9,025	7,951	16,694	15,806

Total Revenues	$25,382	$23,408	$47,980	$44,768

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. Two customers each accounted for more than 10% of the Company’s revenues during the three months ended June 30, 2006, Telstra at 16% and Comcast at 13%. British Telecommunications at 12% was the only customer who accounted for more than 10% of the Company’s revenues for the three months ended June 30, 2005.

5) Restructuring and Other Costs

There were no restructuring charges for the six months ended June 30, 2006 or 2005. The following table summarizes the status of the Company’s restructuring actions related to prior periods (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2005	$586	$5,229	$5,815
Amounts utilized in first six months of 2006	(562)	(717)	(1,279)

Balance at June 30, 2006	$24	$4,512	$4,536

The remaining severance costs are expected to be utilized before the end of 2006 and the exit costs will be utilized throughout the remainder of the terms of the leases which expire in 2010.

6) Goodwill and Other Intangible Assets

Amortization expense related to intangible assets for the three-months ended June 30, 2006, and 2005 was approximately $123,000 and $423,000, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2006, and 2005 was approximately $353,000 and $846,000, respectively.

The following is a summary of intangible assets at June 30, 2006, and December 31, 2005 (in thousands):

	June 30, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,290	$—	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,562	736	60 Months

Total intangible assets	$20,328	$19,592	$736

	December 31, 2005
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,166	$124	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,332	966	60 Months

Total intangible assets	$20,328	$19,238	$1,090

Amortization expense related to intangible assets subject to amortization at June 30, 2006, is projected as follows for the next three years (in thousands):

For the remaining six months:	2006	$229
For year:	2007	460
For year:	2008	47

		$736

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

8) Reclassifications

During the fourth quarter of 2005, the Company completed a review of its classification of engineering projects. Based on this review, the Company concluded that certain projects related to post release software enhancements did not meet the criteria required for them to be classified as research and development projects and should have been classified as a cost of providing post sales customer support. Accordingly, in the statement of operations, in order to conform to the 2006 classification, the Company has reclassified from research and development costs to cost of revenues $1,397,000 and $2,411,000, for the three and six months ended June 30, 2005, respectively.

9) Indemnifications

The Company sells software licenses and services to its customers under contracts, which the Company refers to as a Master Software License and Service Agreement (“MSLA”). Each MSLA contains the relevant terms of the contractual arrangement with the customer, and normally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The MSLA usually seeks to mitigate the potential impact of such indemnification obligations in various ways, including, but not limited to, certain geographic and time limitations, and a right to replace an infringing product.

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

10) Contingencies

The Company is subject to various claims incidental to its business including claims made by customers. These matters involve inherent uncertainty and may involve substantial amounts. The ultimate liability for these matters cannot be determined. Based on the information currently available, the Company believes that losses, if any, ultimately incurred with respect to such claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity or capital resources. However, an unfavorable outcome to any such claim could have a material adverse effect on the Company’s statement of operations for any quarter in which the loss from such a claim was recorded. The Company will continue to evaluate its contingencies on a quarter-by-quarter basis and will adjust its contingency reserves as appropriate to reflect its assessment of the then current status of contingencies. As of June 30, 2006, the Company had not accrued any amounts for loss contingencies.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange carriers in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled employees. We have continued that expansion with organic operating growth in 2004 and 2005 and the first six months of 2006. Today we have offices in 14 locations throughout the world, serving approximately 170 customers in 50 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

Generally, when installments extend beyond six months, amounts not due immediately are deferred and recorded as revenue when payments are due, assuming all other revenue recognition criteria have been met. However, if an existing customer purchases an enterprise license upgrade and commits to pay the full upgrade fee within one year, the full amount of the upgrade value is recognized as revenue immediately, assuming all other revenue recognition criteria have been met.

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

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “ Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”). Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements (i.e., professional services and maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

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

We assess the realizability of our deferred tax assets by projecting whether it is more likely than not that some portion or all of the deferred tax assets will be realized in the foreseeable future. Accordingly, we carry a valuation allowance against our deferred tax assets, which are related primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No 109, “Accounting for Income Taxes”, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the communications industry and its potential impact on our business. As a result of these analyses we have continued to reserve all of our deferred tax assets for which we do not expect to realize a benefit in the foreseeable future.

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

Results of Operations

Revenues in the second quarter of 2006 were $25.4 million, an increase of 8% compared to the second quarter 2005, due to increased license sales of both network resource management and activation products. We generated net income of $0.6 million in the second quarter, compared to a net loss of $0.7 million in the second quarter of 2005. During the first six months of 2006, revenue increased 7% to $48.0 million and we generated net income of $0.3 million, compared to a net loss of $2.7 million for the first six months of 2005. The improved performance in profitability for both the three and six months ended June 30, 2006, over the comparable periods in 2005 were due to the increase in revenue, our ongoing cost reduction actions and higher interest income due to our higher cash balances. These improvements are partially offset by the increased stock-based compensation expense recorded in accordance with SFAS 123(R), “Share Based Payment”, which was a revision of SFAS 123, “Accounting for Stock Based Compensation”.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to include the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006, was approximately $1.0 million and $2.0 million respectively. As a result of the adoption of SFAS 123(R), our financial results were lower than under our previous accounting method for stock-based compensation for the three and six months ended June 30, 2006, by approximately $713,000 and $1,407,000, respectively. The following table summarizes the allocation of the stock-based compensation expense in accordance with SFAS 123(R) for 2006 compared with the stock based compensation expense for 2005, under the previous accounting rules (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of services and maintenance	$277	$121	$491	$178
Research and development	268	211	497	312
Sales and marketing	178	53	385	87
General and administrative	315	165	675	270

Stock-based compensation expense included in operating expenses	1,038	550	2,048	847
Tax benefit	—	—	—	—

Stock-based compensation expense	$1,038	$550	$2,048	$847

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License	39%	28%	36%	28%
Services	24%	30%	26%	28%
Maintenance	37%	42%	39%	45%

Total revenues	100%	100%	100%	100%
Cost of revenues:
License	2%	1%	1%	1%
Services and maintenance	39%	46%	40%	46%
Amortization of intangible assets	0%	2%	1%	2%

Total cost of revenues	41%	49%	42%	48%

Gross profit	59%	51%	58%	52%

Operating expenses:
Research and development	20%	20%	20%	22%
Sales and marketing	23%	26%	24%	26%
General and administrative	13%	8%	14%	10%

Total operating expenses	57%	53%	57%	58%

Income (loss) from operations	2%	(2)	0%	(6)%
Interest and other income, net	2%	1%	2%	1%

Income (loss) before taxes	4%	(1)	2%	(5)%
Income tax expense	2%	1%	2%	1%

Net income (loss)	3%	(3)	1%	(6)%

Revenues

Total revenues in the second quarter of 2006 were $25.4 million, an 8% increase from $23.4 million in the second quarter of 2005. The increase in revenues between these periods resulted from a 53% increase in the sale of software licenses, partially offset by a 14% decline in services revenue and a 5% decline in maintenance revenue.

Total revenues for the six months ended June 30, 2006 were $48.0 million, a 7% increase from $44.8 million in the first six months of 2005 due to a growth in license sales, especially in the Asia Pacific region.

License Fees. License revenues in the second quarter of 2006 were $9.9 million, up 53% from $6.5 million in the second quarter of 2005. The increase in license revenue is primarily attributed to two large license sales in the 2006 period. For the first six months of 2006, license revenues increased 37% to $ 17.1 million from $12.4 million in the first six months of 2005. The increase in license revenues is due to a 45% increase in average license revenue per customer, partially offset by a 5% decline in the number of customers for which license revenue was recorded.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operations support systems infrastructure. We believe the strength of our product portfolio positions us well to initiate new deployments and extend deployments at existing customers.

Services. Services revenues are generated from technical consulting and educational training classes related to our license products. Revenues from services declined 14% to $6.1 million in the second quarter of 2006, from $7.1 million in the second quarter of 2005. For the first six months of 2006, services revenue decreased slightly to $12.3 million from $12.4 million in the first six months of 2005. The decrease in service revenues in both the quarter and six month periods was due to fewer services projects in the 2006 periods.

Maintenance. Maintenance revenues consist of post-contract customer support, including unspecified license product updates. Maintenance revenues decreased 5% to $9.4 million in the second quarter of 2006, from $9.8 million in the second quarter of 2005. For the first six months of 2006, maintenance revenues decreased 7% to $18.6 million from $19.9 million in the first six months of 2005. The decrease in maintenance revenues in the three month and six months ended June 30, 2006, compared to the same periods in 2005, was primarily due to renegotiated and delayed renewal contracts.

Future growth of maintenance revenues is largely dependent on our retention of existing customers, and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of Revenues. As of June 30, 2006, our active customer list includes many of the largest communication service providers worldwide, including approximately two-thirds of the world’s 30 largest providers. During the second quarter of 2006, our top ten customers represented approximately 62% of our total revenue with two customers, Telstra Corporation and Comcast Communications, representing 16% and 13% of our total revenue, respectively. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During the second quarter of 2006, we recognized $15.2 million in revenues from sources outside the United States compared to $12.9 million in the second quarter of 2005, representing 60% and 55% of revenue, respectively. Changes in currency rates of exchange between the second quarter of 2005 and second quarter of 2006 did not have a significant impact on our revenue. For the six months ended June 30, 2006, the change between 2005 and 2006 currency rates of exchange adversely affected our 2006 revenue by approximately $0.9 million.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.5 million in second quarter of 2006 and $0.2 million in the second quarter of 2005, representing 5% and 3% of license revenues in each period, respectively. For the first six months of 2006, license cost was $0.7 million, compared to $0.2 million in the first six months of 2005, representing 4% and 2% of license revenue in each period, respectively. The increase in license costs in both the three months and six months ended June 30, 2006, compared to the same periods in 2005, was due to the increase in license revenues upon which we owe royalties to third parties, and differences in royalty amounts due on each specific product sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue for each product sold. The majority of our sales incur royalties of less than 10%.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Services and Maintenance Cost. Service and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements. In the second quarter of 2006, services and maintenance cost declined 9% to $9.8 million from $10.8 million in the second quarter of 2005, representing 64% of services and maintenance revenue in both periods. The decrease in services and maintenance cost in the second quarter of 2006 was primarily due to lower subcontractor expenses ($0.5 million) and fewer engineering resources utilized on customer-specific projects ($0.3 million). For the first six months of 2006, services and maintenance cost declined 5% to $19.4 million from $20.4 million in the first six months of 2005. The decrease in services and maintenance cost in the first six months of 2006 was primarily due to lower subcontractor expenses ($0.6 million) and fewer engineering resources utilized on customer-specific projects ($0.4 million).

Amortization of Intangible Assets. The value assigned to intangible assets is amortized over the estimated useful life of the assets using the greater of the straight-line method or the ratio that current gross revenues related to those assets bears to the total current and anticipated future gross revenues related to those assets. The original estimated useful lives of these assets range from nine months to sixty months.

In the second quarter of 2006, amortization of intangible assets totaled $0.1 million, compared to $0.4 million in the second quarter of 2005. For the first six months of 2006, amortization of intangible assets was $0.4 million, compared to $0.8 million in the first six months of 2005. The decrease in amortization expense was due to the completion of the amortization of certain intangible assets acquired from Nortel Networks in 2002 and certain intangible assets from the Orchestream acquisition in 2003.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to develop our software products. During the second quarter of 2006, research and development expenses increased 10% to $5.1 million from $4.6 million in second quarter 2005, representing 20% of total revenues in both periods. This increase in research and development expense in the second quarter of 2006 compared to the second quarter of 2005 was attributable to more of our engineering staff working on research and development activities in the second quarter of 2006 and fewer staff working on customer-specific projects, which is reported as services and maintenance costs of revenue.

For the first six months of 2006, research and development expense was $9.6 million, a 3% decrease from the $9.9 million in the first six months of 2005, representing 20% and 22% of revenues in each period, respectively. The decrease in research and development expense in the first six months of 2006 compared to the first six months of 2005 was primarily due to a reduction in our engineering staffing and continued outsourcing to lower cost resources in the Asia Pacific region.

During the second quarter of 2006, our research and development investments were focused on our core competencies of network resource management, service activation and network mediation, in support of broadband, mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are not material. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows, and other related expenses required to sell our software. Sales and marketing expenses for the three months and six months ended June 30, 2006 were $5.9 million and $11.2 million, both down slightly from the comparable periods in 2005. The decreases in 2006 compared to the 2005 comparable periods is attributable to a small decrease in internal staffing and a increased reliance on third party channels, which is less expensive, to support our market penetration and sales growth in the Asia Pacific region. These cost reductions were slightly offset by an increase in stock based compensation costs.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses were $3.4 million in the second quarter of 2006 compared to $1.8 million in the second quarter of 2005. In the second quarter of 2005 we benefited from a recovery of a previously written off bad debt, due to the settlement of a bankruptcy claim which yielded a net credit of $0.6 million in bad debt expense compared to a $0.4 million provision for bad debt expense in the second quarter of 2006. In addition, stock based compensation costs increased $0.2 million, payroll costs increased $0.2 million, and non-income related taxes increased $0.2 million in Brazil.

General and administrative expenses were $6.5 million in the six months ended June 30, 2006 compared to $4.3 million in the first six months of 2005. This increase of $2.2 million was due to an increase in compensation expense of $0.9 million, of which $0.4 million was stock based compensation expense, the $1.0 million increase in bad debt expense as explained above, and an increase in non-income based taxes of about $0.4 million in the United States and Brazil.

Interest and Other Income, Net

In the second quarter of 2006, interest and other income, net, primarily consisting of interest income, was $0.5 million, compared to $0.2 million in the second quarter of 2005. For the first six months of 2006, interest and other income, net, was $0.9 million, up from $0.4 million in the first six months of 2005. The increases in both the three and six months ended June 30, 2006, were due to increased interest income from higher interest rates and approximately $22 million higher average cash balance in 2006 upon which we receive interest income.

Income Tax Expense

We recorded income tax expense of $0.5 million in the second quarter of 2006 compared to $0.3 million in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, we recorded income tax expense of $0.7 million and $0.6 million, respectively. Since our income tax provision consists primarily of foreign withholdings on payments to the United States subsidiary from our non-US customers, the increases in the 2006 periods over the 2005 periods was due to more sales into countries requiring tax withholdings on payments to the United States.

Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our recent operating performance and projections for near term future performance, we continue to fully reserve our deferred tax assets. We believe that, when taxable income is generated on a consistent basis, the reversal of this valuation reserve will result in a tax provision that will be lower than the expected tax rate based on the statutory United States federal tax rate.

Liquidity and Capital Resources

At June 30, 2006, our primary sources of liquidity were cash and cash equivalents and marketable securities, totaling $58.0 million and representing 65% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $0.2 million from a balance of $58.2 million at December 31, 2005, primarily due to the increase in our accounts receivables.

Cash used in operating activities during the six months ending June 30, 2006, was $0.3 million, comprised of our $0.3 million net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation expenses totaling $3.7 million, a $2.9 million increase in deferred revenues, largely offset by an increase in accounts receivable of $4.7 million and a decrease in accounts payable and accrued liabilities of $2.3 million.

The increase in accounts receivable is due primarily to an increase in receivables from foreign customers, primarily in the Asia Pacific and Caribbean and Latin America regions where the Company has experienced collection cycle times that are longer than those in the United States. Although this has led to an increase in days sales outstanding from 62 days as of December 31, 2005, to 75 days as of June 30, 2006, the Company does not believe that its historical loss experience from it’s international customers is significantly different from its domestic customers.

The decrease in accounts payable and accrued expenses is due primarily to first half payments against exit cost accruals, property taxes, and a decrease in the company’s bonus accrual.

Net cash provided by investing activities was $0.7 million for the six months ending June 30, 2006, was comprised of net proceeds of $1.6 million from the sale of marketable securities partially offset by an investment of $0.9 million in capital expenditures primarily for computer related equipment.

Net cash generated from financing activities was $0.8 million, consisting of $1.2 million proceeds from common stock exercises, partially offset by $0.3 million of restricted stock withheld to satisfy statutory employee withholding tax requirements.

Our principal capital commitments consist of obligations under non-cancelable operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $15.0 million through 2010, which will be retired within the ordinary course of business, including approximately $4.8 million in leases for properties that we no longer occupy.

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

We are subject to various claims incidental to our business including claims made by customers. These matters involve inherent uncertainty and may involve substantial amounts that losses, if any, ultimately incurred with respect to such claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity or capital resources. However, an unfavorable outcome to any such claim could have a material adverse effect on our statement of operations for any quarter in which the loss from such a claim was recorded. We will continue to evaluate our contingencies on a quarter-by-quarter basis and will adjust our contingency reserves as appropriate to reflect our assessment of the then current status of contingencies. As of June 30, 2006, we have not accrued any amounts for loss contingencies.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position taken or expected to be taken in a tax return would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates. We do not believe there were any material changes to our market risks from December 31, 2005 to June 30, 2006.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At June 30, 2006, the weighted average pre-tax yield on the investment portfolio was approximately 4.8%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more or less in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position.

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

Looking forward, changes in the foreign currency exchange rates can impact future financial performance since a significant portion of our revenues are denominated in foreign currencies and we have significant labor costs outside the United States, particularly in Canada where we have very little local currency revenues to offset our exposure in local currency labor costs.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Control Over Financial Reporting

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2006, management identified no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

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

Date: August 4, 2006

METASOLV, INC.

By:	/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
(Duly authorized officer on behalf of the registrant and in his capacity as principal financial officer)