Form 10-Q
period 2006-09-30
METASOLV INC
filed 2006-11-13
CIK 916704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 52,085,863 shares of the registrant’s common stock outstanding.

METASOLV, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METASOLV, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,907	$13,314
Marketable securities	43,450	44,839
Trade accounts receivable, less allowance for doubtful accounts of $2,182 in 2006 and $1,805 in 2005	18,250	13,582
Unbilled receivables	5,590	2,461
Prepaid expenses	1,653	1,847
Other current assets	964	669

Total current assets	81,814	76,712

Property and equipment, net	4,880	5,529
Intangible assets	622	1,090
Other assets	928	786

Total assets	$88,244	$84,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,648	$4,775
Accrued expenses	18,061	20,512
Deferred revenue	9,348	8,068

Total current liabilities	32,057	33,355

Fair value of warrants to purchase common stock	—	3,442

Temporary equity-Unregistered common stock, $0.005 part value, 7,666,667 shares issued and outstanding	—	17,863

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.005 par value, 100,000,000 shares authorized, shares issued and outstanding: 50,938,763 in 2006 and 49,961,132 in 2005	257	213
Additional paid-in capital	176,529	151,443
Deferred compensation	—	(328)
Accumulated other comprehensive income	1,267	560
Accumulated deficit	(121,866)	(122,431)

Total stockholders’ equity	56,187	29,457

Total liabilities and stockholders’ equity	$88,244	$84,117

See accompanying notes to consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
License	$7,121	$6,610	$24,205	$19,036
Services	7,739	6,931	20,025	19,334
Maintenance	8,995	9,741	27,605	29,680

Total revenues	23,855	23,282	71,835	68,050

Cost of revenues:
License	217	259	883	494
Services and maintenance	9,517	9,846	28,870	30,229
Amortization of intangible assets	115	438	468	1,284

Total cost of revenues	9,849	10,543	30,221	32,007

Gross profit	14,006	12,739	41,614	36,043

Operating expenses:
Research and development	5,235	4,738	14,855	14,652
Sales and marketing	5,282	5,348	16,690	16,979
General and administrative	3,319	2,680	9,808	6,986
Restructuring and other	—	2,235	—	2,235

Total operating expenses	13,836	15,001	41,353	40,852

Income (loss) from operations	170	(2,262)	261	(4,809)

Interest and other income, net	558	81	1,466	502

Income (loss) before taxes	728	(2,181)	1,727	(4,307)

Income tax expense	423	309	1,161	901

Net income (loss)	$305	$(2,490)	$566	$(5,208)

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$0.01	$(0.13)

Diluted	$0.01	$(0.06)	$0.01	$(0.13)

Weighted average shares outstanding:
Basic	50,663	41,420	50,200	41,098
Diluted	52,127	41,420	51,819	41,098

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$566	$(5,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	468	1,283
Depreciation	1,892	2,105
Stock compensation	2,867	1,367
Provision for bad debts	635	(796)
Loss on sale of investments and asset disposals	3	107
Changes in operating assets and liabilities:
Trade accounts receivable	(4,442)	(1,136)
Unbilled receivables	(3,182)	(2,058)
Other assets	(106)	640
Accounts payable and accrued expenses	(3,018)	1,204
Deferred revenue	818	2,758

Net cash provided by (used in) operating activities:	(3,499)	266

Cash flows from investing activities:
Purchases of property and equipment	(1,203)	(1,048)
Proceeds from the sale of property and equipment	—	20
Purchases of marketable securities	(29,100)	(9,777)
Proceeds from sale of marketable securities	30,599	11,306

Net cash provided by investing activities	296	501

Cash flows from financing activities:
Proceeds from common stock transactions	1,733	863
Purchase of common stock for employee tax obligations	(447)	—

Net cash provided by financing activities	1,286	863

Effect of exchange rate changes on cash	510	151

Increase (decrease) in cash and cash equivalents	(1,407)	1,781
Cash and cash equivalents, beginning of period	13,314	11,858

Cash and cash equivalents, end of period	$11,907	$13,639

See accompanying notes to condensed consolidated financial statements.

METASOLV, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1) Basis of Presentation

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of those of a normal recurring nature), which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although MetaSolv, Inc. (the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes requirements for the reporting and display of comprehensive income and its components. The Company reports comprehensive income in its stockholders’ equity. For the three months and nine months ended September 30, 2006 and 2005, unrealized gains on available-for-sale securities and foreign currency translation adjustments, were the only items of other comprehensive income for the Company. Total comprehensive income (loss) for the three months and nine months ended September 30, 2006, and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$305	$(2,490)	$566	$(5,208)
Unrealized gains (losses) on marketable securities	98	(13)	110	(68)
Foreign currency translation adjustments	379	135	597	124

Total comprehensive income (loss)	$782	$(2,368)	$1,273	$(5,152)

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

A reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and nine months ended

September 30, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$305	$(2,490)	$566	$(5,208)

Denominator:
Denominator for basic net earnings (loss) per weighted-average common share	50,663	41,420	50,200	41,098
Effect of dilutive securities:
Employee stock options	1,091	—	1,213	—
Restricted stock awards	93	—	162	—
Restricted stock units	280	—	244	—

Denominator for diluted earnings per share weighted average common and common equivalent shares outstanding:	52,127	41,420	51,819	41,098

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$0.01	$(0.13)

Diluted	$0.01	$(0.06)	$0.01	$(0.13)

Securities that were not included in the computation of diluted net loss per share because their effect was antidilutive consist of restricted common stock shares and options to purchase shares of common stock as set forth below (in thousands):

	As of September 30,
	2006	2005
Options to purchase common stock	1,408	9,907
Restricted stock awards	—	458

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006, was approximately $819,000 and $2,867,000, respectively. Stock-based compensation expense recognized under APB 25 during the three and nine months ended September 30, 2005, was approximately $520,000 and $1,367,000, respectively.

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

Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and nine months ended September 30, 2006, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to 2006, forfeitures were accounted for as they occurred.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in 2006 under a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2006, was estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	39.5%	44.6%
Risk-free interest rate	4.5%	4.9%
Expected dividends	none	none
Expected forfeiture rate	21.0%	21.0%
Expected term in years	3.2	3.8

The expected volatility assumption was based on historical daily stock price volatility that the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments. The estimated expected term is based on historical employee exercise behavior.

During the first nine months of 2006, the Board of Directors granted the following awards to certain directors, executives, and employees:

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	1,405,900	$1.22	$1,708,700
Restricted Stock Awards	23,193	$2.75	$63,885
Restricted Stock Units:
Time Based	105,000	$3.15	$330,800
Performance Based	463,249	$3.01	$1,395,900

The options to purchase common stock vest over three years in equal installments.

The restricted stock awards were granted to certain directors as part of their annual compensation and vest in relatively equal monthly installments over one year.

The restricted stock units that are time based were granted to executives and will vest at various times over the next two years. The restricted stock units that are performance based, vest in proportion to the achievement of performance objectives of the Company in the first half and the second half of 2006. During the first nine months of 2006, there have been 40,387 restricted stock units canceled due to failure to achieve certain of these objectives.

The following tables provide the activity for the first nine months of 2006 in the Company’s equity compensation plans:

Stock Options:	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at Sept 30, 2006 ($M)
Beginning of the year	9,470,223	$4.14
Granted	1,405,900	$3.07
Exercised	(704,988)	$1.62
Cancelled	(2,108,665)	$7.92

Outstanding at Sept 30, 2006	8,062,470	$3.19	$3.1
Exercisable at Sept 30, 2006	5,309,789	$3.30	$2.7
Vested and expected to vest	7,441,308	$3.21	$3.1

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Beginning of the year	445,060	$2.69
Awarded	23,193	$2.75
Released	(336,265)	$2.62
Forfeited	(49,147)	$2.58
Outstanding at September 30, 2006	82,841	$3.08

Restricted stock units:	Shares	Aggregate Intrinsic Value at Sept 30, 2006 ($M)
Beginning of the year	—
Awarded	568,249
Released	(148,185)
Forfeited	(87,397)

Outstanding at September 30, 2006	332,667	$1.0

The total intrinsic value of options exercised in the first nine months ended September 30, 2006, 2005 and 2004 was approximately $978,000, $519,000, and $3,366,000, respectively. The total intrinsic value of unexercised options at September 30, 2006, was approximately $3,136,000.

At September 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $3.0 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If the Company was to grant additional share-based awards to employees in the future, this would increase the Company’s share-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time because it is dependent upon the estimated value of the awards at the time of grant and the number of share-based payments granted. In addition, if factors change and different assumptions are used in the valuation of future awards, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company’s Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes option-pricing model with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The grant offering that began in the second quarter of 2006 was valued using the following assumptions:

Expected volatility	41.6%
Risk-free interest rate	4.9%
Expected dividends	none

During the three and nine months ended September 30, 2006, there was approximately $171,000 and $502,000, respectively, of stock-based compensation expense recognized for the Employee Stock Purchase Plan. There were 270,234 shares of common stock purchased by employees in the second quarter of 2006 under this plan.

The following table summarizes total stock-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of services and maintenance	$47	$538
Research and development	256	753
Sales and marketing	177	562
General and administrative	339	1,014

Stock-based compensation expense included in operating expenses	819	2,867
Tax benefit	—	—

Stock-based compensation expense, net of tax	$819	$2,867

The following table reflects net income and diluted income (loss) per share for the three and nine months ended September 30, 2006, compared with pro forma information for the three and nine months ended September 30, 2005, had compensation cost been determined for 2005 in accordance with the fair value-based method prescribed by SFAS 123(R) (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Actual	Pro forma	Actual	Pro forma
Net loss as reported under APB 25 (1)	$ N/A	$(2,490)	$ N/A	$(5,208)
Add back stock-based employee compensation expense in reported net loss	—	520	—	1,367
Subtract total stock-based employee compensation expense determined under fair value-based method for all awards (2)	(819)	(1,352)	(2,867)	(4,673)

Net income (loss) including the effect of stock-based compensation expense (3)	$305	$(3,322)	$566	$(8,514)

Basic and diluted income (loss) per share of common stock:
As reported for the period (1)	$0.01	$(0.06)	$0.01	$(0.13)
Including the effect of stock-based compensation expense	$0.01	$(0.08)	$0.01	$(0.21)

(1)	Net loss and loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.
(3)	Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

4) Segment Information

The Company operates in a single operating segment: communication software and related services. Revenue information regarding operations for different products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License	$7,121	$6,610	$24,205	$19,036
Services	7,739	6,931	20,025	19,334
Maintenance	8,995	9,741	27,605	29,680

Total Revenues	$23,855	$23,282	$71,835	$68,050

Total revenue by location, based on the country of the end customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$6,508	$9,538	$25,650	$29,253
United Kingdom	4,036	4,414	11,615	12,994
Netherlands	2,557	926	5,641	2,195
All other countries	10,754	8,404	28,930	23,608

Total Revenues	$23,855	$23,282	$71,835	$68,050

The Company licenses its communications software products to a broad range of communication service providers. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support its trade accounts receivable. One customer, United Pan-European Communications, accounted for 10% of the Company’s revenues during the three months ended September 30, 2006. British Telecommunications and Sprint represented 13% and 10%, respectively, of the Company’s revenues for the three months ended September 30, 2005. British Telecommunication accounted for 13% of the revenues for the first nine months of 2005. There was no single customer who accounted for more than 10% of the revenues for the first nine months of 2006.

5) Restructuring and Other Costs

There were no restructuring charges for the nine months ended September 30, 2006.

During the three months ended September 30, 2005, the Company recorded $2.2 million of restructuring charges which were comprised of $1.0 million of severance for approximately 30 positions, $1.1 million for revised assumptions on the subleasing of vacant space in Europe, and $0.1 million for stock compensation related to an executive whose employment was terminated.

The following table summarizes the status of the Company’s restructuring actions related to prior periods (in thousands):

	Employee Severance	Exit Costs	Total
Balance at December 31, 2005	$586	$5,229	$5,815
Amounts utilized in first nine months of 2006	(586)	(1,097)	(1,683)

Balance at September 30, 2006	$—	$4,132	$4,132

The remaining exit costs will be utilized throughout the remainder of the terms of the leases which expire in 2010.

6) Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2006, and 2005 was approximately $115,000 and $438,000, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2006, and 2005 was approximately $468,000 and $1,284,000, respectively.

The following is a summary of intangible assets at September 30, 2006, and December 31, 2005 (in thousands):

	September 30, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,290	$—	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,676	622	60 Months

Total intangible assets	$20,328	$19,706	$622

	December 31, 2005
	Gross Carrying Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Developed technology	$12,290	$12,166	$124	23 Months
Customer contracts	5,740	5,740	—	35 Months
Customer relationships	2,298	1,332	966	60 Months

Total intangible assets	$20,328	$19,238	$1,090

Amortization expense related to intangible assets at September 30, 2006, is projected as follows (in thousands):

For the remaining three months of 2006	$115
For year 2007	460
For year 2008	47

Total remaining amortization expense	$622

7) Unregistered Common Stock and Warrants:

In October 2005 the Company completed a private placement of 7,666,667 shares of its Common Stock along with 3,833,333 warrants to purchase shares of our Common Stock, which resulted in net proceeds of $21.4 million. The warrants are exercisable at a price of $4.00 per share, are currently exercisable, and expire five years after the date of issuance. There were 833,333 warrants exercised and converted to common stock in October 2006.

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

8) Reclassifications

During the fourth quarter of 2005, the Company completed a review of its classification of engineering projects. Based on this review, the Company concluded that certain projects related to post release software enhancements did not meet the criteria required for them to be classified as research and development projects and should have been classified as a cost of providing post sales customer support. Accordingly, in the statement of operations, in order to conform to the 2006 classification, the Company has reclassified from research and development costs to cost of revenues $1,609,000 and $4,021,000, for the three and nine months ended September 30, 2005, respectively.

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

The Company employs various policies and practices to mitigate any possible exposure related to the indemnification provisions of the MSLA. For example, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the MSLA, the Company cannot determine the maximum amount of future payments, if any, related to such indemnification provisions.

10) Contingencies

The Company is subject to various legal proceedings incidental to its business. These matters involve inherent uncertainty and may involve substantial amounts. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company believes that the amount of such liabilities, if any, ultimately incurred with respect to such claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. However, an unfavorable outcome to any such claim could have a material adverse effect on the Company’s statement of operations for any quarter in which the loss from such a claim was recorded. The Company will continue to evaluate its contingencies, including legal proceedings, on a quarter-by-quarter basis and will adjust its contingency reserves as appropriate to reflect its assessment of the then current status of any legal proceedings

As of September 30, 2006, the Company had not accrued any amounts for loss contingencies.

11) Subsequent Events

Merger Agreement

On October 23, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of October 23, 2006 (the “Merger Agreement”), with Oracle Systems Corporation (“Parent”) and Marine Acquisition Corporation, a direct wholly owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”) in such merger as a direct wholly owned subsidiary of Parent (the “Merger”), and each outstanding share of common stock of the Company will be converted in the Merger into the right to receive $4.10 per share in cash. Each share of restricted stock and each restricted stock unit of the Company will be converted into the right to receive $4.10 per share in cash and each option to purchase common stock of the Company will be converted into an option to purchase common stock of Oracle Corporation. The agreement is subject to stockholder and regulatory approval and is expected to close in late 2006 or early 2007.

The Company has made various representations and warranties and covenants in the Merger Agreement, including, among others, not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. In addition, subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, the Company’s board of directors has agreed to recommend that the Company’s stockholders vote in favor of and adopt and approve the Merger and the Merger Agreement. The Merger Agreement also includes covenants pertaining to the operation of the Company’s business between execution of the Merger Agreement and the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to consummation of the Merger and the receipt of certain regulatory approvals.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee equal to $8,212,500.

Amendments to Employment Agreements

On October 22, 2006, each of T. Curtis Holmes, Jr., Glenn A. Etherington, Jonathan K. Hustis, Michael J. Cullen and Philip C. Thrasher entered into amendments to their existing employment agreements with the Company (the “Employment Agreement Amendments”). Pursuant to these amendments, any payments of benefits under the employment agreements that are treated as deferred compensation under Section 409A of the Internal Revenue Code shall be deferred to avoid the imposition of taxes pursuant to Section 409A.

Retention Agreements

On October 22, 2006, in connection with the execution of the Merger Agreement, each of T. Curtis Holmes, Jr., Glenn A. Etherington, Jonathan K. Hustis, Michael J. Cullen, Philip C. Thrasher, and David Sharpley entered into retention agreements with Parent and the Company (the “Retention Agreements”). Pursuant to these agreements, which take effect upon the closing of the Merger, these executives agreed to terms relating to their employment with the Company from and after the closing of the Merger.

Rights Agreement Amendment

On October 23, 2006, in connection with the execution of the Merger Agreement, the Company and Mellon Investor Services LLC, as Rights Agent, entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement, dated as of October 24, 2001 (the “Rights Agreement”). The Rights Agreement Amendment provides that neither the execution, delivery or performance of the Merger Agreement nor the consummation of the Merger will trigger the separation or exercise of the stockholder rights or any adverse event under the Rights Agreement. In particular, neither Parent nor Merger Sub shall be deemed to be an Acquiring Person (as defined in the Rights Agreement) and neither a Shares Acquisition Date (as defined in the Rights Agreement) nor a Distribution Date (as defined in the Rights Agreement) shall be deemed to have occurred by virtue of the execution, delivery or performance of the Merger Agreement, the consummation of the Merger or the execution and delivery of voting agreements between Parent and certain of the Company’s executive officers. The Rights Agreement Amendment also provides that the Rights Agreement will terminate immediately prior to the effective time of the Merger.

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

Our business was founded in 1992, and soon afterward we began to build order-processing software to help service providers needing to connect local telephone service networks with long distance service networks. By 1999, the year we became a publicly held company, we had evolved into a leading provider of order management and inventory management software for service providers offering voice and data communications services over both traditional communications networks and internet-based networks. During that period our customer base was largely composed of competitive local exchange carriers in the United States. The communications market downturn in 2000 through 2001 saw the departure of many of these customers from the marketplace, as funding for competitive local exchange carriers declined severely. In 2002 and 2003, we extended our product portfolio to include service activation and network mediation products, through successive acquisitions of Nortel Network’s Service Commerce Division (2002) and Orchestream Holdings plc (2003). These acquisitions also provided MetaSolv with a significant worldwide expansion of our customer base, operations capabilities and staff of skilled employees. We have continued that expansion with organic operating growth in 2004 and 2005 and the first nine months of 2006. Today we have offices in 14 locations throughout the world, serving approximately 170 customers in 50 countries, and are internationally recognized as a global leader in OSS software for next-generation communications service providers.

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

Maintenance revenues consist of income from software upgrades and support services for our customers. Our software maintenance agreements are typically contracted on an annual subscription basis and include both customer support and the right to unspecified product updates.

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

Results of Operations

Revenues in the third quarter of 2006 were $23.9 million, an increase of 2% compared to the third quarter 2005. We generated net income of $0.3 million in the third quarter of 2006, compared to a net loss of $2.5 million in the third quarter of 2005. During the first nine months of 2006, revenues were $71.8 million an increase of 6% compared to the first nine months of 2005, and we generated net income of $0.6 million for the first nine months of 2006, compared to a net loss of $5.2 million for the first nine months of 2005. The improved performance in profitability for both the three and nine months ended September 30, 2006, over the comparable periods in 2005 was due to the increase in revenue, our ongoing cost reduction actions and higher interest income due to higher interest rates paid on higher invested cash balances. These improvements are partially offset by the increased stock-based compensation expense recorded in accordance with SFAS 123(R), “Share Based Payment”, which was a revision of SFAS 123, “Accounting for Stock Based Compensation”.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to include the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006, was approximately $0.8 million and $2.9 million respectively. The following table summarizes the allocation of the stock-based compensation expense in accordance with SFAS 123(R) for 2006 compared with the stock based compensation expense for 2005, under the previous accounting rules (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of services and maintenance	$47	$97	$538	$275
Research and development	256	129	753	441
Sales and marketing	177	50	562	137
General and administrative	339	138	1,014	408
Restructuring and other	—	106	—	106

Stock-based compensation expense included in operating expenses	819	520	2,867	1,367
Tax benefit	—	—	—	—

Stock-based compensation expense	$819	$520	$2,867	$1,367

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in our statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License	30%	28%	34%	28%
Services	32%	30%	28%	28%
Maintenance	38%	42%	38%	44%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1%	1%	1%	1%
Services and maintenance	40%	42%	40%	44%
Amortization of intangible assets	—%	2%	1%	2%

Total cost of revenues	41%	45%	42%	47%

Gross profit	59%	55%	58%	53%

Operating expenses:
Research and development	22%	20%	21%	22%
Sales and marketing	22%	23%	23%	25%
General and administrative	14%	12%	14%	10%
Restructuring	—%	10%	—%	3%

Total operating expenses	58%	64%	58%	60%

Income (loss) from operations	1%	(10)%	—%	(7)%
Interest and other income, net	2%	—%	2%	1%

Income (loss) before taxes	3%	(9)%	2%	(6)%
Income tax expense	2%	1%	2%	1%

Net income (loss)	1%	(11)%	1%	(8)%

Revenues

Total revenues in the third quarter of 2006 were $23.9 million, a 2% increase from $23.3 million in the third quarter of 2005. The increase in revenues between these periods resulted from a 12% increase in services revenue and an 8% increase in the sale of software licenses, partially offset by an 8% decline in maintenance revenue.

Total revenues for the nine months ended September 30, 2006 were $71.8 million, a 6% increase from $68.1 million in the first nine months of 2005 primarily due to a growth in license sales for both activation and service provisioning products, especially in the Asia Pacific region.

License Fees. License revenues in the third quarter of 2006 were $7.1 million, up 8% from $6.6 million in the third quarter of 2005. The increase in license revenue is primarily attributed to stronger sales in Europe. For the first nine months of 2006, license revenues increased 27% to $24.2 million from $19.0 million in the first nine months of 2005. The increase in license revenues is primarily attributable to two large license sales in the second quarter of 2006.

License sales of our products are highly dependent on capital spending by communications service providers to improve their operations support systems infrastructure. We believe the strength of our product portfolio positions us well to initiate new deployments and extend deployments at existing customers.

Services. Services revenues are generated from technical consulting and educational training classes related to our license products. Revenues from services increased 12% to $7.7 million in the third quarter of 2006, from $6.9 million in the third quarter of 2005. For the first nine months of 2006, services revenue increased 4% to $20.0 million from $19.3 million in the first nine months of 2005. The increase in service revenues in both the three month and nine month periods ended September 30, 2006, was due to several large projects underway in Europe and Asia.

Maintenance. Maintenance revenues consist of post-contract customer support, including unspecified license product updates. Maintenance revenues decreased 8% to $9.0 million in the third quarter of 2006, from $9.7 million in the third quarter of

2005. For the first nine months of 2006, maintenance revenues decreased 7% to $27.6 million from $29.7 million in the first nine months of 2005. The decrease in maintenance revenues in the three month and nine months ended September 30, 2006, compared to the same periods in 2005, was primarily due to the renegotiation of some maintenance contracts due to the consolidation of some of our customers combined with the expiration of maintenance contracts for discontinued products.

Future growth of maintenance revenues is largely dependent on our retention of existing customers and new license sales that add recurring maintenance revenues in annually renewable agreements.

Concentration of Revenues. As of September 30, 2006, our active customer list includes many of the largest communication service providers worldwide, including approximately two-thirds of the world’s 30 largest providers. During the third quarter of 2006, our top ten customers represented approximately half of our total revenue with one customer, United Pan-European Communications, representing 10% of our total revenue. In any given quarter, we generally derive a significant portion of our revenues from a small number of relatively large sales. A loss or significant decrease in the sale of products and services to any customer from whom we received a high percentage of our total revenues during a recent quarter is likely to have a material adverse affect on our results of operations and financial condition. Additionally, our inability to consummate one or more substantial sales in any future period could seriously harm our operating results for that period.

International Revenues. During the third quarter of 2006, we recognized $17.3 million in revenues from sources outside the United States compared to $13.7 million in the third quarter of 2005, representing 73% and 59% of total revenues, respectively. Changes in currency rates of exchange between the third quarter of 2005 and third quarter of 2006 had a favorable impact of approximately $0.4 million due equally to the changes in the value of the Sterling and Euro relative to the U.S. dollar in the third quarter of 2006 compared to the third quarter of 2005. International revenues during the first nine months of 2006 and 2005 were $46.1 million and $38.8 million, representing 64% and 57% of total revenues, respectively. The change between 2005 and 2006 currency rates of exchange adversely affected our revenue for the first nine months of 2006 by approximately $0.7 million, primarily due to the changes in the value of the Euro and Sterling relative to the U.S. dollar during the first nine months of 2006 compared to first nine months of 2005.

Cost of Revenues

License Cost. License cost of revenues consists primarily of royalties for third party software and support sold in conjunction with our products. License costs were $0.2 million in third quarter of 2006 and $0.3 million in the third quarter of 2005, representing 3% and 4% of license revenues in each period, respectively. For the first nine months of 2006, license cost was $0.9 million, compared to $0.5 million in the first nine months of 2005, representing 4% and 3% of license revenue in each period, respectively. The changes in license costs in both the three and nine month periods ended September 30, 2006, compared to the same period in 2005, were due to the changes in license revenues upon which we owe royalties to third parties, and differences in royalty amounts due on each specific product sold in each period. Royalties on individual third-party license products range from zero to approximately 50% of revenue for each product sold. The majority of our sales incur royalties of less than 10%.

We plan to continue the use of third party software where it provides an advantage for our customers. While this plan lowers our overall product development cost, it may increase our cost of license revenues, both in absolute terms and as a percentage of revenues.

Services and Maintenance Cost. Service and maintenance cost of revenues consists of expenses to provide consulting, training and post-contract customer support services. These costs include compensation and related expenses for our employees and fees for third party consultants who provide services for our customers under subcontractor arrangements. In the third quarter of 2006, services and maintenance cost declined 3% to $9.5 million from $9.8 million in the third quarter of 2005, representing 57% and 59% of services and maintenance revenue in each period, respectively. The decrease in services and maintenance cost in the third quarter of 2006 was primarily due to fewer engineering resources utilized on customer-specific projects. For the first nine months of 2006, services and maintenance cost declined 4% to $28.9 million from $30.2 million in the first nine months of 2005. Approximately $1.0 million of this decrease in services and maintenance cost in the first nine months of 2006 was due to use of lower cost subcontractors for routine maintenance support, and $0.4 million was due to lower costs related to delivering consulting projects, partially offset by an increase in stock compensation expense of $0.3 million.

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

In the third quarter of 2006, amortization of intangible assets totaled $0.1 million, compared to $0.4 million in the third quarter of 2005. For the first nine months of 2006, amortization of intangible assets was $0.5 million, compared to $1.3 million in the first nine months of 2005. The decrease in amortization expense was due to the completion of the amortization of certain intangible assets acquired in the Orchestream acquisition in 2003.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of costs related to our staff of software developers, contracted development and the associated infrastructure required to develop our software products. During the third quarter of 2006, research and development expenses increased 10% to $5.2 million from $4.7 million in third quarter 2005, representing 22% and 20% of total revenues in each period, respectively. For the first nine months of 2006, research and development expense was $14.9 million, a 1% increase from the $14.7 million in the first nine months of 2005, representing 21% and 22% of revenues in each period, respectively. The increases in research and development expense in the third quarter and nine month periods of 2006, compared to the respective year-ago periods, is primarily attributed to more of our engineering staff working on research and development activities in the third quarter of 2006 and fewer staff working on customer-specific projects, which is reported as services and maintenance costs of revenue. Stock based compensation expense increased approximately $0.1million and $0.3 million in the three months and nine months ended September 30, 2006, compared to the comparable periods in 2005, respectively.

During the third quarter of 2006, our research and development investments were focused on our core competencies of service provisioning, service activation and network mediation, in support of broadband, mobility, internet protocol (IP) and voice over IP (VOIP) domains. Additionally, we are investing to ease integration for our customers, enabling rapid flow-through of service requests not only within our portfolio but between MetaSolv products and other business systems to further automate our customers’ business processes and lower their overall cost of doing business.

Our product development methodology generally establishes technological feasibility near the end of the development process, when we have a working model. Costs incurred after the development of a working model and prior to product release are not material. Accordingly, we have not capitalized any software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade shows, and other related expenses required to sell our software. Sales and marketing expenses were $5.3 million in the third quarter of 2006, equal to the $5.3 million reported in the third quarter of 2005. In the nine month period ended September 30, 2006, sales and marketing expenses were $16.7 million, compared to $17.0 million in the first nine months of 2005, with the decline attributable to a small decrease in internal staffing and an increased reliance on less expensive third party channels to support our market penetration and sales growth in the Asia Pacific region. These cost reductions were offset by an increase in stock based compensation costs of $0.4 million.

General and Administrative Expenses. General and administrative expenses consist of costs for finance and accounting, legal, human resources, information systems, facilities, bad debt expense, and corporate management not directly allocated to other departments. General and administrative expenses increased to $3.3 million in the third quarter of 2006 compared to $2.7 million in the third quarter of 2005, primarily due to a larger provision for bad debts ($0.2 million in 2006 compared to a credit of $0.2 million in 2005) and an increase in stock based compensation costs of $0.2 million.

General and administrative expenses were $9.8 million for the first nine months of 2006 compared to $7.0 million for the first nine months of 2005. This increase of $2.8 million was due to an increase in compensation expense of $0.9 million, of which $0.6 million was stock based compensation expense, a $1.4 million increase in bad debt expense ($0.6 million charge in 2006 compared to an $0.8 million credit in 2005), and an increase in non-income based taxes of about $0.6 million in the United States and Brazil.

Interest and Other Income, Net

In the third quarter of 2006, interest and other income, net, primarily consisting of interest income, was $0.6 million, compared to $0.2 million in the third quarter of 2005. For the first nine months of 2006, interest and other income, net, was $1.5 million, up from $0.6 million in the first nine months of 2005. The increases in both the three and nine months ended September 30, 2006, were due to increased interest income from higher interest rates and approximately $23 million higher average cash balance in 2006 primarily as a result of the equity offering completed in October 2005 upon which we receive interest income.

Income Tax Expense

We recorded income tax expense of $0.4 million in the third quarter of 2006 compared to $0.3 million in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, we recorded income tax expense of $1.2 million and $0.9 million, respectively. Since our income tax provision consists primarily of foreign withholdings on payments to the United States subsidiary from our non-U.S. customers, the increases in 2006 over 2005 were due to more sales into countries requiring tax withholdings on payments to the United States. We have not reduced our valuation allowance at this time due to our belief that we need a longer period of sustained profitable performance in order to justify recording future tax benefits.

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

Liquidity and Capital Resources

At September 30, 2006, our primary sources of liquidity were cash and cash equivalents and marketable securities, totaling $55.4 million and representing 63% of total assets. We invest our cash in excess of current operating requirements in short and intermediate term investment grade securities that are available for sale as needed to finance our future growth. Total cash and marketable securities decreased $2.8 million from a balance of $58.2 million at December 31, 2005.

Cash used in operating activities during the nine months ending September 30, 2006, was $3.5 million, comprised of our $0.6 million net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation expenses totaling $5.9 million, an increase in accounts receivable of $4.4 million, an increase in unbilled receivables of $3.2 million, and a decrease in accounts payable and accrued liabilities of $3.0 million, partially offset by an $0.8 million increase in deferred revenues.

The increase in accounts receivable is due primarily to an increase in receivables from customers in the Asia Pacific and Caribbean and Latin America regions where we have experienced longer collection cycle times. Our receivables days outstanding increased from 62 days as of December 31, 2005, to 91 days as of September 30, 2006, but based on our collection history from non-U.S. customers, and the subsequent collections made during October 2006, we do not believe our loss exposure has significantly increased.

The increase in unbilled receivables is due to the timing of billings for large fixed price engagements which are expected to be billed during the fourth quarter of 2006.

The decrease in accounts payable and accrued expenses is due primarily to payments of $1.1 million against exit cost accruals, $1.0 million in property taxes, and $0.9 million under our bonus program for the first half of 2006.

Net cash provided by investing activities was $0.3 million for the nine months ending September 30, 2006, comprised of net proceeds of $1.5 million from the sale of marketable securities partially offset by an investment of $1.2 million in capital expenditures primarily for computer related equipment.

Net cash generated from financing activities was $1.3 million, consisting of $1.7million proceeds from employee common stock exercises, partially offset by $0.4 million of restricted stock withheld to satisfy statutory employee withholding tax requirements.

Our principal capital commitments consist of obligations under non-cancelable operating leases. We had outstanding contractual obligations for cumulative lease payments of approximately $13.7 million through 2010, which will be retired within the ordinary course of business, including approximately $4.4 million in leases for properties that we no longer occupy.

We believe that our projected cash flows to be generated by operations, together with current cash and marketable securities balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time we evaluate potential acquisitions and other strategic relationships with complementary businesses, products and technologies. Should cash balances be insufficient to meet our long-term business objectives, or to complete an acquisition, we may seek to sell additional equity or debt securities. The decision to sell additional equity or debt securities could be made at any time and could result in additional dilution to our stockholders. Our ability to engage in acquisitions, issue securities or otherwise conduct activities outside the ordinary course of business is subject to restrictions under the Merger Agreement described below.

We are subject to various claims incidental to our business including claims made by customers. These matters involve inherent uncertainty and may involve substantial amounts that losses, if any, ultimately incurred with respect to such claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity or capital resources. However, an unfavorable outcome to any such claim could have a material adverse effect on our statement of operations for any quarter in which the loss from such a claim was recorded. We will continue to evaluate our contingencies on a quarter-by-quarter basis and will adjust our contingency reserves as appropriate to reflect our assessment of the then current status of contingencies. As of September 30, 2006, we have not accrued any amounts for loss contingencies.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position taken or expected to be taken in a tax return would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.

The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We currently use the rollover method for quantifying financial statement misstatements. The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006.

Recent Developments

On October 23, 2006, we announced that we had entered into an Agreement and Plan of Merger, dated as of October 23, 2006 (the “Merger Agreement”), with Oracle Systems Corporation (“Parent”) and Marine Acquisition Corporation, a direct wholly owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement contemplates that Merger Sub will be merged with and into us, with us continuing as the surviving corporation (the “Surviving Corporation”) in such merger as a direct wholly owned subsidiary of Parent (the “Merger”), and each outstanding share of our common stock will be converted in the Merger into the right to receive $4.10 per share in cash. Each share of our restricted stock and each restricted stock units will be converted into the right to receive $4.10 per share in cash and each option to purchase our common stock will be converted into an option to purchase common stock of Oracle Corporation.

We have made various representations and warranties and covenants in the Merger Agreement, including, among others, not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. In addition, subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, our board of directors has agreed to recommend that our stockholders vote in favor of and adopt and approve the Merger and the Merger Agreement. The Merger Agreement also includes covenants pertaining to the operation of the Company’s business between execution of the Merger Agreement and the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by our stockholders, the absence of certain legal impediments to consummation of the Merger and the receipt of certain regulatory approvals.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee equal to $8,212,500.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk principally relates to changes in interest rates that may affect our fixed income investments and our exposure to adverse movements in foreign exchange rates. We do not believe there were any material changes to our market risks from December 31, 2005 to September 30, 2006.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. At September 30, 2006, the weighted average pre-tax yield on the investment portfolio was approximately 5.2%. Market risk related to these investments can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more or less in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position.

(b) Foreign Currency

We operate internationally and transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse changes in foreign exchange rates. During 2005 we transacted approximately 35% of our revenues in foreign currencies, primarily Sterling, Euros, and Canadian dollars. Because we incur expenses in these currencies, we benefit from a natural hedge against foreign currency fluctuations in most of these currencies, except for Canadian dollar, where we have substantially more expenses due to our research and development activities. We have chosen not to hedge our foreign currency exposure, and we do not use derivative financial instruments for speculative trading purposes.

Looking forward, changes in the foreign currency exchange rates can impact future financial performance since a significant portion of our revenues are denominated in foreign currencies and we have significant labor costs outside the United States, particularly in Canada where we have very little local currency revenues to offset our exposure in local currency labor costs.

Market risk related to foreign currency exchange rates can be estimated by measuring the impact of a near-term movement of 10% in foreign currency exchange rates against the U.S. dollar. For example estimated in this way, if Canadian to United States dollar exchange rates were to average 10% more or less in 2006 than they did in 2005, we believe there could be up to a $0.5 million impact on our results of operations or financial position.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in Internal Control Over Financial Reporting

In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2006, management identified no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risks described in Part I, “Item IA. Risk Factors,” contained in our Annual Report on Form 10-K for the period ending December 31, 2005, which could impair our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations.

As described in Note 11 to our Condensed Consolidated Financial Statements and in the “Recent Developments” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, on October 23, 2006, we announced that we had entered into an Agreement and Plan of Merger, dated as of October 23, 2006 (the “Merger Agreement”), with Oracle Systems Corporation (“Parent”) and Marine Acquisition Corporation, a direct wholly owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”) in such merger as a direct wholly owned subsidiary of Parent (the “Merger”), and each outstanding share of common stock of the Company will be converted in the Merger into the right to receive $4.10 per share in cash. Each share of restricted stock and each restricted stock unit of the Company will be converted into the right to receive $4.10 per share in cash and each option to purchase common stock of the Company will be converted into an option to purchase common stock of Oracle Corporation. The agreement is subject to stockholder and regulatory approval and is expected to close in late 2006 or early 2007.

As the result of this proposed transaction, we are exposed to new risks that could impact our business, financial position or results of operations, particularly if the transaction is delayed or not completed. These additional risks include, but may not be limited to:

If the proposed merger is not completed, our business could be materially and adversely affected, and our stock price could decline.

The merger is subject to customary closing conditions, including the approval by the holders of a majority of our outstanding shares of common stock, certain regulatory agencies and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected because we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Oracle a termination fee of $8,212,500. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected, making it more difficult to retain employees and existing customers and to generate new business.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger proposal is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with our partners and customers may detract from our ability to grow revenues and minimize costs;

•	some of our employees may choose to terminate their employment with us during this period of uncertainty, thereby disrupting the quality of our service;

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and

•	we have incurred and will continue to incur significant expenses related to the merger prior to its closing.

The “no solicitation” restrictions and the termination fee provisions in the merger agreement may discourage other companies from trying to acquire us.

        While the merger agreement is in effect, subject to specified exceptions, we are prohibited from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Oracle. In addition, in the merger agreement, we agreed to pay a termination fee to Oracle in specified circumstances. These provisions could discourage other parties from trying to acquire our company even though those other parties might be willing to offer greater value to our stockholders than Oracle has offered in the merger agreement. The merger agreement does not, however, prohibit us or our board of directors from considering and potentially approving an unsolicited superior proposal from a third party, if we and our board of directors comply with the applicable provisions of the merger agreement.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Agreement and Plan of Merger dated as of October 23, 2006 among MetaSolv, Inc. (the “Registrant”), Oracle Systems Corporation, and Marine Acquisition Corporation, Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of November 6, 2006 by and among the Registrant, Oracle Systems Corporation and Marine Acquisition Corporation. Incorporated by reference to Annex A to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed on November 6, 2006.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2001, registration number 333-67428.

3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2001.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, filed with the Delaware Secretary of State on October 25, 2001, included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001.

4.1	Investors’ Rights Agreement, dated September 2, 1998, among the Registrant and the shareholders named therein, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on September 10, 1999, registration number 333-86937 to the Registrant’s Registration Statement on Form S-1 filed on October 29, 1999, registration number 333-86937.

4.2	Specimen Certificate of the Registrant’s common stock. Incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on October 29, 1999, registration number 333-86937.

4.3	Rights Agreement, dated as of October 24, 2001, between the Registrant and Mellon Investor Services LLC, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2001, file number 000-28129.

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share.

4.5	Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date.

4.6	Form of Summary of Rights to Purchase Preferred Shares (included as Exhibit C to the Rights Agreement filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001), which, together with certificates representing the outstanding Common Shares of the Registrant, shall represent the Rights prior to the Distribution Date.

4.7	Specimen of legend to be placed, pursuant to Section 3(d) of the Rights Agreement, on all new Common Share certificates issued by the Registrant after November 5, 2001 and prior to the Distribution Date upon transfer, exchange or new issuance. Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on October 24, 2001.

4.8	Form of Warrant. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

4.9	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2005.

4.10	Amendment No. 1 to Rights Agreement, dated as of October 23, 2006, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K.

+10.1	Amendment to Employment Agreement made and entered into by and between MetaSolv Software, Inc., a Delaware corporation, and T. Curtis Holmes, Jr., as of October 22, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.2	Amendment to Employment Agreement made and entered into by and between MetaSolv Software, Inc., a Delaware corporation, and Glenn A. Etherington, effective as of October 22, 2006. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+ 10.3	Second Amendment to Employment Agreement made and entered into by and between MetaSolv Software, Inc., a Delaware corporation, and Jonathan K. Hustis, effective as of October 22, 2006. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.4	Second Amendment to Employment Agreement made and entered into by and between MetaSolv Software, Inc., a Delaware corporation, and Michael J. Cullen, effective as of October 22, 2006. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.5	Amendment to Employment Agreement made and entered into by and between MetaSolv Software, Inc., a Delaware corporation, and Phillip C. Thrasher, effective as of October 22, 2006. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.6	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and T. Curtis Holmes, Jr., as of October 22, 2006. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.7	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and Glenn Etherington, as of October 22, 2006. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.8	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and Jonathan K. Hustis, as of October 22, 2006. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.9	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and Michael J. Cullen, as of October 22, 2006. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.10	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and Phillip C. Thrasher, as of October 22, 2006. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

+10.11	Post-Closing Employee Payment and Retention Agreement made and entered into by and between MetaSolv Software, Inc., Oracle Systems Corporation, and David Sharpley, as of October 22, 2006. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed on October 24, 2006.

31.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of MetaSolv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
+	Identifies exhibits that consist of or include a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

METASOLV, INC.

By:	/s/ Glenn A. Etherington
Glenn A. Etherington
Chief Financial Officer
(Duly authorized officer on behalf of the
registrant and in his capacity as principal
financial officer)